Form 10-Q
period 2021-10-31
MOVADO GROUP INC
filed 2021-11-23
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 18, 2021 were 16,377,425 and 6,536,960 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$201,814	$223,811	$163,218
Trade receivables, net	136,373	76,931	103,506
Inventories	170,714	152,580	176,841
Other current assets	20,151	23,479	24,014
Income taxes receivable	7,099	24,850	4,014
Total current assets	536,151	501,651	471,593
Property, plant and equipment, net	19,365	22,349	24,002
Operating lease right-of-use assets	68,669	76,070	77,932
Deferred and non-current income taxes	41,687	42,507	54,748
Other intangibles, net	14,511	17,081	17,123
Other non-current assets	60,634	59,599	56,380
Total assets	$741,017	$719,257	$701,778
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,473	$28,187	$35,562
Accrued liabilities	69,975	51,124	59,612
Accrued payroll and benefits	19,798	18,047	12,693
Current operating lease liabilities	13,853	15,861	14,210
Income taxes payable	11,936	14,452	11,275
Total current liabilities	145,035	127,671	133,352
Loans payable to bank	—	21,230	37,266
Deferred and non-current income taxes payable	20,354	21,895	20,893
Non-current operating lease liabilities	62,853	68,412	71,658
Other non-current liabilities	53,212	50,115	45,179
Total liabilities	281,454	289,323	308,348
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	2,445	2,600	2,772
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,478,373, 28,078,241 and 28,077,806 shares issued and outstanding, respectively	284	281	281
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,536,960, 6,610,509 and 6,608,548 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	220,294	214,043	212,730
Retained earnings	387,959	341,641	313,696
Accumulated other comprehensive income	87,730	92,540	85,879
Treasury Stock, 12,095,713, 11,492,591 and 11,492,591 shares, respectively, at cost	(241,983)	(223,306)	(223,306)
Total Movado Group, Inc. shareholders' equity	454,349	425,264	389,345
Noncontrolling interest	2,769	2,070	1,313
Total equity	457,118	427,334	390,658
Total liabilities, redeemable noncontrolling interest and equity	$741,017	$719,257	$701,778

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net sales	$217,746	$169,863	$526,418	$328,067
Cost of sales	92,172	77,410	228,189	158,365
Gross profit	125,574	92,453	298,229	169,702
Selling, general and administrative	84,171	69,386	218,937	181,795
Impairment of goodwill and intangible assets (Note 6)	—	—	—	155,919
Total operating expenses	84,171	69,386	218,937	337,714
Operating income/(loss)	41,403	23,067	79,292	(168,012)
Non-operating income/(expense):
Other income	86	8	443	31
Gain on sale of a non-operating asset	—	—	—	1,317
Interest expense	(133)	(608)	(582)	(1,469)
Income/(loss) before income taxes	41,356	22,467	79,153	(168,133)
Provision/(benefit) for income taxes (Note 12)	9,561	7,524	18,206	(26,365)
Net income/(loss)	31,795	14,943	60,947	(141,768)
Less: Net income attributable to noncontrolling interests	390	118	723	15
Net income/(loss) attributable to Movado Group, Inc.	$31,405	$14,825	$60,224	$(141,783)

Basic income/(loss) per share:
Weighted basic average shares outstanding	23,095	23,285	23,248	23,223
Net income/(loss) per share attributable to Movado Group, Inc.	$1.36	$0.64	$2.59	$(6.11)

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	23,600	23,375	23,679	23,223
Net income/(loss) per share attributable to Movado Group, Inc.	$1.33	$0.63	$2.54	$(6.11)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net income/(loss)	$31,795	$14,943	$60,947	$(141,768)
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $5, $1, $13 and $(10), respectively	14	1	39	(31)
Amortization of prior service cost, net of tax provision of $4, $4, $12 and $12, respectively	14	14	43	42
Foreign currency translation adjustments	(2,784)	(245)	(4,892)	818
Total other comprehensive (loss)/income, net of taxes	(2,756)	(230)	(4,810)	829
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	390	118	723	15
Foreign currency translation adjustments	(11)	(58)	(179)	198
Total comprehensive income/(loss) attributable to noncontrolling interests	$379	$60	$544	$213
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$28,660	$14,653	$55,593	$(141,152)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss) attributable to Movado Group, Inc.	$60,224	$(141,783)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Impairment of goodwill and intangible assets	—	155,919
Non-cash corporate initiatives	—	6,685
Gain on sale of a non-operating asset	—	(1,317)
Depreciation and amortization	9,401	10,546
Transactional (gains)/losses	(277)	231
Provision for inventories and accounts receivable	3,557	2,066
Deferred income taxes	909	(31,536)
Stock-based compensation	3,965	3,848
Other	957	306
Changes in assets and liabilities:
Trade receivables	(62,393)	(26,835)
Inventories	(23,755)	(7,073)
Other current assets	4,962	(821)
Accounts payable	2,033	40
Accrued liabilities	22,581	15,929
Accrued payroll and benefits	1,866	6,124
Income taxes receivable	17,216	—
Income taxes payable	(3,479)	516
Other non-current assets	637	(347)
Other non-current liabilities	290	796
Net cash provided by/(used in) operating activities	38,694	(6,706)
Cash flows from investing activities:
Capital expenditures	(3,637)	(2,428)
Long-term investments	(1,100)	—
Proceeds from sale of a non-operating asset	—	1,317
Trademarks and other intangibles	(193)	(118)
Net cash used in investing activities	(4,930)	(1,229)
Cash flows from financing activities:
Repayment of bank borrowings	(21,140)	(47,699)
Proceeds from bank borrowings	—	30,879
Stock repurchase	(17,023)	—
Dividends paid	(16,226)	—
Stock awards and options exercised and other changes	496	(497)
Debt issuance cost	(99)	(300)
Net cash used in financing activities	(53,992)	(17,617)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,786)	2,926
Net decrease in cash, cash equivalents and restricted cash	(22,014)	(22,626)
Cash, cash equivalents, and restricted cash at beginning of year	224,423	186,438
Cash, cash equivalents, and restricted cash at end of period	$202,409	$163,812

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$201,814	$163,218
Restricted cash included in other non-current assets	595	594
Cash, cash equivalents, and restricted cash	$202,409	$163,812

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

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to materially affect how the Company and its customers and suppliers operate their businesses. In response to the pandemic, in the first quarter of fiscal 2021 government authorities began to mandate various restrictions, including travel restrictions, quarantines and other social distancing requirements. In mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with COVID-19. The impact of these closures was partially offset by strong growth in e-commerce sales, by both the Company and many of its retail customers. During fiscal 2021, the Company further responded to the pandemic by taking actions to enhance its financial liquidity and flexibility, including minimizing non-essential operating expenses and capital expenditures, applying for available government payroll subsidies, and temporarily suspending the Company’s share repurchase program and regular quarterly dividends. The Company also committed to a restructuring plan (the “Restructuring Plan”) on June 29, 2020 (see Note 5 – Restructuring Provision for further discussion). Although the Company reopened all of its retail stores during the second quarter of fiscal 2021 and most of the Company’s brick and mortar wholesale customers have reopened the vast majority of their retail locations as well, the discretionary consumer goods segment remains challenged at brick-and-mortar retail locations in many regions and supply chains and shipping operations continue to be impacted by the pandemic. In addition, during the 2021 fiscal year and continuing through the third quarter of fiscal 2022, the Company has implemented remote work policies and employed additional safety measures for on-site work. These policies and measures have caused strain for, and may have adversely impacted the productivity of, certain employees.

Although the full magnitude of the effects on the Company’s business is difficult to predict at this time, the COVID-19 pandemic is expected to continue to impact the Company’s results of operations for the foreseeable future. In addition to unpredictable regional resurgences of COVID-19 cases which often result in the reimposition or tightening of containment and mitigation measures, the ongoing economic impacts and health concerns associated with the pandemic will likely continue to affect supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism. Nevertheless, the pandemic’s adverse impact on the Company has significantly diminished in recent quarters and the Company believes that based on the Company’s current expectations, cash flows from operations and its credit lines and cash on-hand, the Company has adequate funds to support its operating, capital and debt service requirements and expects to maintain compliance with its debt covenants for the next twelve months subsequent to the issuance of these financial statements.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Weighted average common shares outstanding:
Basic	23,095	23,285	23,248	23,223
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	505	90	431	—
Diluted	23,600	23,375	23,679	23,223

For the three months ended October 31, 2021 and 2020, approximately 269,000 and 889,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2021 and 2020, approximately 406,000 and 815,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2020, the Company also had approximately 80,000 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

On August 26, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on September 22, 2021, to shareholders of record on September 8, 2021. The total dividend of $4.6 million was paid on September 22, 2021. On May 27, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on June 23, 2021, to shareholders of record on June 9, 2021. The total dividend of $4.7 million was paid on June 23, 2021. On March 25, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on April 21, 2021, to shareholders of record on April 7, 2021. The total dividend of $4.6 million was paid on April 21, 2021. In addition, the Company paid a cash dividend on February 5, 2021 in the amount of $2.3 million to shareholders of record on January 21, 2021 of $0.10 per share. During the first, second and third quarters of fiscal 2021 the Company did not declare quarterly cash dividends.

NOTE 5 – RESTRUCTURING PROVISION

On June 29, 2020, the Company committed to a Restructuring Plan as part of the Company’s corporate initiatives to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Restructuring Plan was completed during the second quarter of fiscal 2021, although cash severance will be paid over time and such payments continue in the current fiscal year. Of the total $12.6 million provision recorded in fiscal 2021, $8.3 million has been paid out through the third quarter of fiscal 2022 ($6.7 million of which was paid out during fiscal 2021), approximately $0.8 million is expected to result in cash payments during the remainder of the current fiscal year and fiscal 2023 with the remaining $1.3 million resulting in non-cash use ($2.1 million had been used in fiscal 2021). The Company expects annual savings in the range of $14 million to $16 million in respect of severance and employee-related initiatives and property-related initiatives (the latter being contained within Other in the table below).

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the nine months ended October 31, 2021 (in thousands):

	Balance January 31, 2021	Provision	Non-Cash Use	Cash Payments	Balance October 31, 2021
Restructuring Plan:
Severance and Employee Related (1)	$2,378	$—	$—	$(1,580)	$798
Other (2)	51	—	(36)	(9)	6
Other Corporate Initiatives:
Severance and Employee Related	—	—	—	—	—
Inventory (3)	407	—	(45)	—	362
Accounts receivable (4)	926	—	—	—	926
Other (2)	19	—	—	(18)	1
Total	$3,781	$—	$(81)	$(1,607)	$2,093

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the nine months ended October 31, 2020 (in thousands):

	Balance January 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance October 31, 2020
Restructuring Plan:
Severance and Employee Related	$—	$7,110	$—	$(3,944)	$3,166
Other (2)	—	1,033	(315)	(651)	67
Other Corporate Initiatives:
Severance and Employee Related	—	936	—	(936)	—
Inventory (3)	—	3,507	(250)	—	3,257
Accounts receivable (4)	—	1,075	—	—	1,075
Other	—	1,728	(1,518)	(182)	28
Total	$—	$15,389	$(2,083)	$(5,713)	$7,593

The following amounts are included in the Consolidated Balance Sheet at October 31, 2021:

(1)
$0.4 million included in Accrued payroll and benefits and $0.4 million included in Capital in excess of par value.
(2)
Balance included in Accrued liabilities.
(3)
Reserve included in Inventories.
(4)
Reserve included in Trade receivables, net.

At October 31, 2020, included in Other is approximately a $1.5 million write-off related to unrefunded deposits for a canceled global customer event.

The corporate initiative costs by operating segment are as follows:

	For the Three Months Ended October 31, 2020 Provision	For the Nine Months Ended October 31, 2020 Provision
Watch and Accessory Brands:
United States	$594	$11,929
International	187	3,460
Total Watch and Accessory Brands	781	15,389
Total Company Stores	—	—
Total Consolidated	$781	$15,389

Cost of sales	$43	$3,551
Selling, general and administrative	738	11,838
Total	$781	$15,389

There was no provision for restructuring during the first, second and third quarters of fiscal 2022.

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

There were no triggering events during the first nine months of fiscal 2022.

The changes in the carrying amount of other intangible assets during the nine months ended October 31, 2021 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	6	10
Balance at January 31, 2021	$10,860	$5,168	$1,053	$17,081
Additions	—	—	193	193
Amortization	(1,233)	(1,274)	(192)	(2,699)
Foreign exchange impact	11	(58)	(17)	(64)
Balance at October 31, 2021	$9,638	$3,836	$1,037	$14,511

(1) Other includes fees paid related to trademarks.

Amortization expense for intangible assets was $0.9 million for both the three months ended October 31, 2021 and 2020, respectively, and $2.7 million and $3.0 million for the nine months ended October 31, 2021 and 2020, respectively.

NOTE 7 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2021	January 31, 2021	October 31, 2020
Finished goods	$129,131	$107,246	$130,515
Component parts	38,996	40,735	42,438
Work-in-process	2,587	4,599	3,888
	$170,714	$152,580	$176,841

NOTE 8 – DEBT AND LINES OF CREDIT

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amended and restated the Company’s prior credit agreement dated as of January 30, 2015 and extended the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of April 30, 2020. Among other things, the Second Amendment provided for temporary relief with respect to the financial maintenance covenants in the Credit Agreement starting April 30, 2020 while also temporarily tightening certain covenants and temporarily increasing the interest rate and commitment fee. These temporary changes to the Credit Agreement ended as a result of the Company’s achievement of certain financial milestones as of and for the periods ending January 31, 2021. In addition, the Second Amendment increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021.

Effective October 29, 2021, the Company and its lenders entered into an additional amendment (the "Third Amendment") to the Credit Agreement. Among other things, the Third Amendment extends the maturity of the Facility to October 29, 2026; reinstates the 0% LIBOR floor; reduces the commitment fee at certain leverage ratios; allows the Company to net up to $25 million of cash and cash equivalents held in U.S. accounts from total debt for purposes of determining compliance with the leverage ratio financial covenant; and increases the Company's general basket for making investments under the Credit Agreement's operating covenants.

As of October 31, 2021, and October 31, 2020, there was zero and $37.3 million (of which all but $10 million was denominated in Swiss Francs), respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2021 and October 31, 2020. At October 31, 2021, the letters of credit have expiration dates through May 31, 2022. As of October 31, 2021, and October 31, 2020, availability under the Facility was $99.7 million and $62.4 million, respectively.

The Company had weighted average borrowings under the Facility of zero and $44.5 million during the three months ended October 31, 2021 and 2020, respectively, with a weighted average interest rate of 3.75% during the three months ended October 31, 2020. The Company had weighted average borrowings under the Facility of $6.5 million and $60.5 million during the nine months ended October 31, 2021 and 2020, respectively, with a weighted average interest rate of 2.79% and 2.37% during the nine months ended October 31, 2021 and 2020, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2021, and 2020, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million for both periods. As of October 31, 2021, and 2020, there were no borrowings against these lines. As of October 31, 2021 and 2020, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million for both periods, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.4 million and $1.3 million for the nine-month period ended October 31, 2021 and October 31, 2020, respectively.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

As of October 31, 2021, the Company’s entire net forward contracts hedging portfolio consisted of 15.7 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 19.8 million U.S. dollars equivalent, 25.6 million Euros equivalent and 6.9 million British Pounds equivalent with various expiry dates ranging through April 22, 2022. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales and selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 10 – Fair Value Measurements for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the quarter ended October 31, 2021, the Company did not have any cash flow hedges.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 and 2020 and January 31, 2021 (in thousands):

		Fair Value at October 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$235	$—	$—	$235
Short-term investment	Other current assets	168	—	—	168
SERP assets - employer	Other non-current assets	882	—	—	882
SERP assets - employee	Other non-current assets	47,886	—	—	47,886
Defined benefit plan assets	Other non-current liabilities	—	—	28,655	28,655
Hedge derivatives	Other current assets	—	26	—	26
Total		$49,171	$26	$28,655	$77,852
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,886	$—	$—	$47,886
Hedge derivatives	Accrued liabilities	—	74	—	74
Total		$47,886	$74	$—	$47,960

		Fair Value at January 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	162	—	—	162
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	46,673	—	—	46,673
Defined benefit plan assets	Other non-current liabilities	—	—	25,837	25,837
Total		$47,624	$—	$25,837	$73,461
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$46,673	$—	$—	$46,673
Hedge derivatives	Accrued liabilities	—	13	—	13
Total		$46,673	$13	$—	$46,686

		Fair Value at October 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$143	$—	$—	$143
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,020	—	—	1,020
SERP assets - employee	Other non-current assets	42,040	—	—	42,040
Defined benefit plan assets	Other non-current liabilities	—	—	25,206	25,206
Total		$43,359	$—	$25,206	$68,565
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$42,040	$—	$—	$42,040
Hedge derivatives	Accrued liabilities	—	12	—	12
Total		$42,040	$12	$—	$42,052

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of January 31, 2021, and October 31, 2020, due to the availability and floating rate for similar instruments.

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at October 31, 2021, January 31, 2021 and October 31, 2020.

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

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in such companies. During the third quarter of fiscal 2022, the Company invested $1.1 million in a privately held company and in venture capital funds (see Note 11 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company will regularly evaluate the carrying value of its investments. There were no adjustments to the original cost value during the three and nine months ended October 31, 2021. The amounts are recorded in Other non-current assets in the Consolidated Balance Sheet at October 31, 2021.

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

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in such companies. During the second quarter of fiscal 2022, the Company committed to invest up to $1,000,000 in a venture capital fund that makes investments in securities of portfolio companies whose primary business focus is accelerating innovation in retail and consumer goods. The Company satisfied $600,000 in capital calls in respect of this commitment during the third quarter of fiscal 2022. In addition, during the third quarter of fiscal 2022, the Company committed to invest up to $10,000,000 in two related venture capital and venture growth funds that make investments in equity and equity-oriented securities of privately held companies in media, entertainment, information technology and technology-related fields, as well as in digital assets. The Company may be called upon to satisfy capital calls in respect of this commitment at any time during a period generally ending ten years after the first capital call, which may be made at any time.

Starting in July 2018, the Trump administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs, including watches. U.S. Customs subsequently issued various rulings regarding, among other things, the application of the special tariffs to China-sourced components of watches containing non-Chinese movements. A U.S. Customs ruling effective August 1, 2021 holds that the special tariff does not apply to China-sourced watch cases that are imported as part of a watch containing a non-Chinese movement. Pending greater clarity on the retroactive effect of this ruling, for the time being the Company continues to maintain an accrual for Chinese watch case imports prior to August 1, 2021.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2021, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

The Company recorded an income tax provision of $9.6 million and $7.5 million for the three months ended October 31, 2021 and 2020, respectively.

The effective tax rate was 23.1% and 33.5% for the three months ended October 31, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to the U.S. tax on Global Intangible Low-Taxed Income with no related tax credits and excess tax deficiencies related to stock-based compensation, both of which were recognized in the prior year, partially offset by changes in jurisdictional earnings.

The Company recorded an income tax provision of $18.2 million and an income tax benefit of $26.4 million for the nine months ended October 31, 2021 and 2020, respectively.

The effective tax rate was 23.0% and 15.7% for the nine months ended October 31, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to prior year impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible and the recording of valuation allowances on certain foreign deferred tax assets in the current year, partially offset by the CARES Act NOL Carryback Provision in the prior year.

At October 31, 2021, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $272.4 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 13 – EQUITY

The components of equity for the nine months ended October 31, 2021 and 2020 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2021	$—	$281	$65	$214,043	$341,641	$92,540	$(223,306)	$2,070	$427,334	$2,600
Net income/(loss) attributable to Movado Group, Inc.					60,224			735	60,959	(12)
Dividends ($0.60 per share)					(13,906)				(13,906)
Stock options exercised		3		2,147			(1,654)		496
Stock repurchase							(17,023)		(17,023)
Supplemental executive retirement plan				139					139
Stock-based compensation expense				3,965					3,965
Net unrealized gain on investments, net of tax provision of $13						39			39
Amortization of prior service cost, net of tax provision of $12						43			43
Foreign currency translation adjustment (3)						(4,892)		(36)	(4,928)	(143)
Balance, October 31, 2021	$—	$284	$65	$220,294	$387,959	$87,730	$(241,983)	$2,769	$457,118	$2,445

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2020	$—	$279	$65	$208,473	$455,479	$85,050	$(222,809)	$707	$527,244	$3,165
Net (loss)/income attributable to Movado Group, Inc.					(141,783)			571	(141,212)	(556)
Stock options exercised		2		(2)			(497)		(497)
Supplemental executive retirement plan				69					69
Stock-based compensation expense (4)				4,190					4,190
Net unrealized loss on investments, net of tax benefit of $10						(31)			(31)
Amortization of prior service cost, net of tax provision of $12						42			42
Foreign currency translation adjustment (3)						818		35	853	163
Balance, October 31, 2020	$—	$281	$65	$212,730	$313,696	$85,879	$(223,306)	$1,313	$390,658	$2,772

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

NOTE 14 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise.

During the nine months ended October 31, 2021, the Company repurchased a total of 548,402 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $17.0 million, or an average of $31.04 per share. During the nine months ended October 31, 2020, the Company did not repurchase shares of its common stock.

At October 31, 2021, $8.0 million remains available for purchase under the Company’s March 25, 2021 repurchase program and all $50.0 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 54,720 and 49,283 shares of common stock repurchased during the nine months ended October 31, 2021 and 2020, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at October 31, 2021 and 2020, and January 31, 2021, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	October 31, 2021	January 31, 2021	October 31, 2020
Foreign currency translation adjustments	$88,274	$93,166	$86,163
Available-for-sale securities	163	124	93
Unrecognized prior service cost related to defined benefit pension plan	(301)	(344)	(325)
Net actuarial loss related to defined benefit pension plan	(406)	(406)	(52)
Total accumulated other comprehensive income	$87,730	$92,540	$85,879

NOTE 16 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
Customer Type	2021	2020	2021	2020
Wholesale	$178,988	$135,605	$404,106	$248,977
Direct to consumer	37,612	33,508	119,447	77,500
After-sales service	1,146	750	2,865	1,590
Net Sales	$217,746	$169,863	$526,418	$328,067

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

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, the Company’s owned e-commerce websites, concession stores and consumer repairs. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Control passes to outlet store customers at the time of sale and to substantially all e-commerce upon shipment. Prior to January 1, 2021, the requirements for recognizing revenue for all e-commerce were met upon delivery to the customer. Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores Segment based on how the Company makes decisions about the allocation of resources and performance measurement. Revenue derived from outlet stores and related e-commerce is included within the Company Stores Segment. Other Direct to Consumer revenue (i.e., revenue derived from other Company-owned e-commerce websites, concession stores and consumer repairs) is included within the Watch and Accessory Brands segment. (See Note 18 – Segment and Geographic Information).

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the nine months ended October 31, 2021 and October 31, 2020.

	Nine Months Ended October 31, 2021	Nine Months Ended October 31, 2020
Expected volatility	51.61%	50.79%
Expected life in years	6.0	6.0
Risk-free interest rates	0.89%	0.34%
Dividend rate	2.90%	4.29%
Weighted average fair value per option at date of grant	$10.23	$3.87

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended October 31, 2021 and 2020 was $0.4 million and $0.1 million, respectively. Total compensation expense for stock option grants recognized during the nine months ended October 31, 2021 and 2020 was $1.1 million and $0.2 million, respectively. As of October 31, 2021, there was $3.0 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.2 years. Total consideration received for stock option exercises during the nine months ended October 31, 2021 and 2020 was $2.1 million (offset by $1.7 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards), and zero, respectively.

The following table summarizes the Company’s stock options activity during the first nine months of fiscal 2022:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2021 (561,110 options exercisable)	1,111,110	$21.90	$12.42-$42.12	6.9	$2,975
Granted	201,875	$27.62	$27.62
Exercised	(88,191)	$24.38	$16.87-$30.36
Cancelled	—
Options outstanding at October 31, 2021	1,224,794	$22.66	$12.42-$42.12	6.8	$13,602
Exercisable at October 31, 2021	484,919	$28.86		3.3	$2,726
Expected to vest at October 31, 2021	678,324	$18.47		9.0	$10,058

The fair value of stock options exercised during the first nine months of fiscal 2022 was $0.9 million and the intrinsic value was $0.8 million. There were no stock options exercised during the first nine months of fiscal 2021.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended October 31, 2021 and 2020, compensation expense for stock awards was $0.8 million and $1.0 million, respectively. For the nine months ended October 31, 2021 and 2020, compensation expense for stock awards was $2.9 million and $4.0 million (of which $0.4 million is included in the Restructuring Plan of the corporate initiatives), respectively. As of October 31, 2021, there was $3.8 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the Company’s stock awards activity during the first nine months of fiscal 2022:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2021	415,994	$29.17
Units granted	129,497	$27.82
Units vested	(230,928)	$31.66
Units forfeited	(5,521)	$29.55
Units outstanding at October 31, 2021	309,042	$26.74	1.9	$10,291

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first nine months of fiscal 2022 was $7.3 million. The number of shares issued related to the remaining stock awards are established at grant date.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 39.8%, 7.6%, 5.6% and 4.4%, respectively, of the Company’s total net sales for the three months ended October 31, 2021. For the three months ended October 31, 2020, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 41.9%, 6.6%, 6.5% and 6.4%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.9%, 8.0%, 6.0% and 4.7%, respectively, of the Company’s total net sales for the nine months ended October 31, 2021. For the nine months ended October 31, 2020, the Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 40.4%, 7.3%, 7.0% and 6.0%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended October 31, 2021 and 2020 (in thousands):

	Net Sales
	2021	2020
Watch and Accessory Brands:
Owned brands category	$69,433	$55,774
Licensed brands category	122,098	95,576
After-sales service and all other	2,795	758
Total Watch and Accessory Brands	194,326	152,108
Company Stores	23,420	17,755
Consolidated total	$217,746	$169,863

	Operating Income (3)(5)
	2021	2020
Watch and Accessory Brands	$34,854	$19,810
Company Stores	6,549	3,257
Consolidated total	$41,403	$23,067

Operating Segment Data as of and for the Nine Months Ended October 31, 2021 and 2020 (in thousands):

	Net Sales
	2021	2020
Watch and Accessory Brands:
Owned brands category	$178,706	$112,757
Licensed brands category	273,801	177,674
After-sales service and all other	4,277	3,152
Total Watch and Accessory Brands	456,784	293,583
Company Stores	69,634	34,484
Consolidated total	$526,418	$328,067

	Operating Income/(Loss) (3)(4)(5)
	2021	2020
Watch and Accessory Brands	$59,357	$(169,756)
Company Stores	19,935	1,744
Consolidated total	$79,292	$(168,012)

	Total Assets
	October 31, 2021	January 31, 2021	October 31, 2020
Watch and Accessory Brands	$679,112	$659,681	$640,652
Company Stores	61,905	59,576	61,126
Consolidated total	$741,017	$719,257	$701,778

Geographic Location Data for the Three Months Ended October 31, 2021 and 2020 (in thousands):

	Net Sales		Operating Income/(Loss) (3)(5)
	2021	2020	2021	2020
United States (1)	$92,783	$65,485	$6,996	$(6,684)
International (2)	124,963	104,378	34,407	29,751
Consolidated total	$217,746	$169,863	$41,403	$23,067

United States and International net sales are net of intercompany sales of $118.7 million and $100.5 million for the three months ended October 31, 2021 and 2020, respectively.

Geographic Location Data as of and for the Nine Months Ended October 31, 2021 and 2020 (in thousands):

	Net Sales		Operating Income/(Loss) (3)(4)(5)
	2021	2020	2021	2020
United States (1)	$244,163	$128,785	$16,575	$(140,993)
International (2)	282,255	199,282	62,717	(27,019)
Consolidated total	$526,418	$328,067	$79,292	$(168,012)

United States and International net sales are net of intercompany sales of $279.1 million and $172.4 million for the nine months ended October 31, 2021 and 2020, respectively.

(1)
The United States operating income/(loss) included $21.6 million and $16.3 million of unallocated corporate expenses for the three months ended October 31, 2021 and 2020, respectively. The United States operating income/(loss) included $43.5 million and $28.4 million of unallocated corporate expenses for the nine months ended October 31, 2021 and 2020, respectively.
(2)
The International operating income included $28.9 million and $23.0 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2021 and 2020, respectively. The International operating income/(loss) included $59.7 million and $45.3 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2021 and 2020, respectively.
(3)
For the three months ended October 31, 2021 and 2020, and for the nine months ended October 31, 2021 and 2020, in the United States locations of the Watch and Accessory Brands segment, operating income/(loss) included a charge of $0.1 million, $0.5 million, $0.3 million and $1.5 million, respectively, related to the amortization of intangible assets and the MVMT brand's deferred compensation. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended October 31, 2021 and 2020, and for the nine months ended October 31, 2021 and 2020, operating income/(loss) included a charge of $0.7 million, $0.6 million, $2.1 and $2.0 million, respectively, related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.
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
(5)
For the three months ended October 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating (loss)/income included a charge of $0.6 million and $0.2 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic. For the nine months ended October 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating loss included a charge of $11.9 million and $3.5 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic.

	Total Assets
	October 31, 2021	January 31, 2021	October 31, 2020
United States	$370,185	$352,517	$300,351
International	370,832	366,740	401,427
Consolidated total	$741,017	$719,257	$701,778

	Property, Plant and Equipment, Net
	October 31, 2021	January 31, 2021	October 31, 2020
United States	$12,836	$14,792	$15,884
International	6,529	7,557	8,118
Consolidated total	$19,365	$22,349	$24,002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters, pandemics, including the effect of the COVID-19 pandemic and other diseases on travel and traffic in the Company’s retail stores and the stores of its wholesale customers; supply disruptions, delivery delays and increased shipping costs as a result of the COVID-19 pandemic and power outages in China; adverse impact on the Company’s wholesale customers and customer traffic in the Company’s stores as a result of increased uncertainty and economic disruption caused by the COVID-19 pandemic; uncertainty relating to the availability and efficacy of vaccines and treatments for COVID-19; the impact of the United Kingdom’s exit from the European Union; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; volatility in reported earnings resulting from changes in the estimated fair value of contingent acquisition consideration; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s consolidated financial statements and contained in the Company's 2021 Annual Report on Form 10-K and are incorporated by reference herein. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, useful lives of property, plant and equipment, impairments, stock-based compensation and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. As of October 31, 2021, there have been no material changes to any of the Company’s critical accounting policies except the Company accounts for its equity securities without readily determinable fair values at cost, less impairment, plus/minus subsequent observable price changes, and performs an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value. These investments were not material to the Company's consolidated financial statements ($1.1 million) and are included in Other non-current assets in the accompanying consolidated balance sheets.

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

Recent Developments and Initiatives

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to materially affect how the Company and its customers and suppliers operate their businesses. In response to the pandemic, in the first quarter of fiscal 2021 government authorities began to mandate various restrictions, including travel restrictions, quarantines and other social distancing requirements. In mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with COVID-19. The impact of these closures was partially offset by strong growth in e-commerce sales, by both the Company and many of its retail customers. During fiscal 2021, the Company further responded to the pandemic by taking actions to enhance its financial liquidity and flexibility, including minimizing non-essential operating expenses and capital expenditures, applying for available government payroll subsidies, and temporarily suspending the Company’s share repurchase program and regular quarterly dividends. The Company also committed to a restructuring plan (the “Restructuring Plan”) on June 29, 2020 (see Note 5 – Restructuring Provision for further discussion). Although the Company reopened all of its retail stores during the second quarter of fiscal 2021 and most of the Company’s brick and mortar wholesale customers have reopened the vast majority of their retail locations as well, the discretionary consumer goods segment remains challenged at brick-and-mortar retail locations in many regions and supply chains and shipping operations continue to be impacted by the pandemic. In addition, during the 2021 fiscal year and continuing through the third quarter of fiscal 2022, the Company has implemented remote work policies and employed additional safety measures for on-site work. These policies and measures have caused strain for, and may have adversely impacted the productivity of, certain employees.

Although the full magnitude of the effects on the Company’s business is difficult to predict at this time, the COVID-19 pandemic is expected to continue to impact the Company’s results of operations for the foreseeable future. In addition to unpredictable regional resurgences of COVID-19 cases which often result in the reimposition or tightening of containment and mitigation measures, the ongoing economic impacts and health concerns associated with the pandemic will likely continue to affect supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism. Nevertheless, the pandemic’s adverse impact on the Company has significantly diminished in recent quarters and the Company believes that based on the Company’s current expectations, cash flows from operations and its credit lines and cash on-hand, the Company has adequate funds to support its operating, capital and debt service requirements and expects to maintain compliance with its debt covenants for the next twelve months subsequent to the issuance of the accompanying unaudited Consolidated Financial Statements.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020, along with a discussion of the changes in financial condition during the first nine months of fiscal 2022. The Company’s results of operations for the first nine months of fiscal 2022 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2022. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the Securities and Exchange Commission on March 25, 2021.

Results of operations for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2021	2020
Watch and Accessory Brands:
United States	$70,752	$48,403
International	123,574	103,705
Total Watch and Accessory Brands	194,326	152,108
Company Stores:
United States	22,031	17,082
International	1,389	673
Total Company Stores	23,420	17,755
Net Sales	$217,746	$169,863

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2021	2020
Watch and Accessory Brands:
Owned brands category	$69,433	$55,774
Licensed brands category	122,098	95,576
After-sales service and all other	2,795	758
Total Watch and Accessory Brands	194,326	152,108
Company Stores	23,420	17,755
Net Sales	$217,746	$169,863

Net Sales

Net sales for the three months ended October 31, 2021 were $217.7 million, $47.9 million or 28.2% above the prior year period. For the three months ended October 31, 2021, fluctuations in foreign currency exchange rates positively impacted net sales by $2.5 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2021 in the Watch and Accessory Brands segment were $194.3 million, above the prior year period by $42.2 million, or 27.8%. The increase in net sales was primarily due to increased volumes resulting from higher demand with growth in the Company's wholesale customers, growth in online retailers, both in the Company’s owned and wholesale customers’ e-commerce websites, and to a lesser extent, limited price increases. Prior period net sales were negatively impacted by restrictions affecting some stores of the Company’s wholesale customers during a portion of the period due to the COVID-19 pandemic. Some of these restrictions have continued into fiscal 2022. There were increases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2021 in the United States locations of the Watch and Accessory Brands segment were $70.7 million, above the prior year period by $22.3 million, or 46.2%, resulting from net sales increases across most brands in both the owned and licensed brand categories. The net sales recorded in the owned brands category increased by $16.1 million, or 43.1%, and net sales recorded in the licensed brand category increased $4.7 million, or 41.9%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2021 in the International locations of the Watch and Accessory Brands segment were $123.6 million, above the prior year by $19.9 million, or 19.2%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $2.5 million when compared to the prior year period. The increase in net sales was across all brands in the licensed brand category, partially offset by a decrease in the owned brands category across most brands. The net sales increase recorded in the licensed brands category was $21.9 million, or 25.9% and is due to sales increases in all regions. The net sales decrease in the owned brands category was $2.4 million, or 13.0%, primarily due to net sales decreases in Asia, Europe and the Middle East.

Company Stores Net Sales

Net sales for the three months ended October 31, 2021 in the Company Stores segment were $23.4 million, $5.7 million or 31.9% above the prior year period. The net sales increase is primarily the result of increased traffic in the Company's retail stores, the addition of three new store openings and MCS.com. As of October 31, 2021 and 2020, the Company operated 50 and 47 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended October 31, 2021 was $125.6 million or 57.7% of net sales as compared to $92.5 million or 54.4% of net sales in the prior year period. The increase in gross profit of $33.1 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 330 basis points for the three months ended October 31, 2021 resulted primarily from a favorable impact of sales mix of approximately 320 basis points and increased leveraging of certain fixed costs as a result of higher sales of approximately 20 basis points, partially offset by an approximately 10 basis point impact due to increased shipping costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2021 were $84.2 million, representing an increase from the prior year period of $14.8 million, or 21.3%. The prior year period included corporate initiative charges primarily in response to the COVID-19 pandemic of $0.7 million consisting of $0.6 million in other restructuring charges and $0.1 million in severance and payroll related. Excluding these charges SG&A expenses would have increased $15.5 million primarily from higher marketing expenses of $7.6 million; an increase in performance-based compensation of $3.7 million; an increase in consulting charges of $1.6 million; an increase in payroll related expenses of $1.2 million primarily due to government subsidies received in the prior year period in response to the COVID-19 pandemic and an increase in credit card fees and sales commissions of $0.6 million due to higher sales in the current year period. For the three months ended October 31, 2021, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $0.5 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended October 31, 2021, the Company recorded operating income of $34.9 million in the Watch and Accessory Brands segment which includes $21.6 million of unallocated corporate expenses as well as $28.9 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended October 31, 2020, the Company recorded operating income of $19.8 million in the Watch and Accessory Brands segment which included $16.3 million of unallocated corporate expenses as well as $23.0 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $27.6 million, partially offset by an increase in SG&A expenses of $12.5 million when compared to the prior year period. The increase in gross profit was primarily the result of higher net sales and also reflected a higher gross margin percentage primarily due to a favorable change in sales mix partially offset by increased shipping costs. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $0.7 million consisting of $0.6 million in other restructuring charges and $0.1 million in severance and payroll related. Without these charges SG&A expense would have increased $13.2 million. The underlying increase in SG&A expenses of $13.2 million resulted primarily from higher marketing expenses of $6.6 million; an increase in performance-based compensation of $3.6 million; an increase in consulting charges of $1.6 million; and an increase in payroll related expenses of $1.0 million primarily due to government subsidies received in the prior year period in response to the COVID-19 pandemic. For the three months ended October 31, 2021, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating income by $0.4 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Income/(Loss)

In the United States locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2021, the Company recorded operating income of $0.8 million which includes unallocated corporate expenses of $21.6 million. For the three months ended October 31, 2020 the Company recorded an operating loss of $9.8 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $16.3 million. The improvement in operating income was the result of higher gross profit of $16.6 million, partially offset by an increase in SG&A expenses of $6.0 million when compared to the prior year period. The increase in gross profit of $16.6 million was due to higher net sales, combined with a higher gross margin percentage. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic consisting of $0.6 million in other restructuring charges. Without these charges SG&A expense would have increased $6.6 million. The underlying increase in SG&A expenses of $6.6 million resulted primarily from higher marketing expenses of $4.1 million and an increase in performance-based compensation of $2.7 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2021, the Company recorded operating income of $34.1 million which includes $28.9 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended October 31, 2020 the Company recorded operating income of $29.6 million in the International locations of the Watch and Accessory Brands segment which included $23.0 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was primarily related to a higher gross profit of $11.0 million, partially offset with higher SG&A expenses of $6.5 million. The increase in gross profit of $11.0 million was due to higher net sales partially offset with a slightly lower margin percentage. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $0.1 million in severance and payroll related. Without these charges SG&A expense would have increased $6.6 million. The underlying increase in SG&A expenses of $6.6 million resulted primarily from higher marketing expenses of $2.5 million; an increase of consulting charges of $1.4 million; an increase in payroll related expenses of $1.3 million primarily due to government subsidies received in the prior year period in response to the COVID-19 pandemic; and an increase in performance-based compensation of $0.9 million. Fluctuation in foreign currency exchange rates positively impacted operating income by $0.4 million when compared to the prior year period.

Company Stores Operating Income

The Company recorded operating income of $6.5 million and $3.2 million in the Company Stores segment for the three months ended October 31, 2021 and 2020, respectively. The increase in operating income of $3.3 million was primarily related to higher gross profit of $5.5 million mainly due to higher net sales and a higher gross margin percentage partially due to reduced promotions, partially offset by a $2.2 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to higher marketing expenses of $1.0 million; an increase in rent and rent related of $0.3 million due to the opening of new company stores; an increase in credit card fees and sales commissions of $0.3 million due to higher sales in the current year period as compared to the prior year period; and an increase of $0.2 million in payroll related and performance-based compensation expense. As of October 31, 2021, and 2020, the Company operated 50 and 47 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.1 million primarily due to the non-service components of the Company’s Swiss pension plan for the three months ended October 31, 2021.

Interest Expense

Interest expense was $0.1 million and $0.6 million for the three months ended October 31, 2021 and 2020, respectively. The decrease was primarily due to no borrowings under the Company’s revolving credit facility during the current year period partially offset by higher unused credit line fees during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020.

Income Taxes

The Company recorded an income tax provision of $9.6 million and $7.5 million for the three months ended October 31, 2021 and 2020, respectively.

The effective tax rate was 23.1% and 33.5% for the three months ended October 31, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to the U.S. tax on Global Intangible Low-Taxed Income with no related tax credits and excess tax deficiencies related to stock-based compensation, both of which were recognized in the prior year, partially offset by changes in jurisdictional earnings.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $31.4 million and $14.8 million for the three months ended October 31, 2021 and 2020, respectively.

Results of operations for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2021	2020
Watch and Accessory Brands:
United States	$177,307	$95,605
International	279,477	197,978
Total Watch and Accessory Brands	456,784	293,583
Company Stores:
United States	66,856	33,180
International	2,778	1,304
Total Company Stores	69,634	34,484
Net Sales	$526,418	$328,067

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2021	2020
Watch and Accessory Brands:
Owned brands category	$178,706	$112,757
Licensed brands category	273,801	177,674
After-sales service and all other	4,277	3,152
Total Watch and Accessory Brands	456,784	293,583
Company Stores	69,634	34,484
Net Sales	$526,418	$328,067

Net Sales

Net sales for the nine months ended October 31, 2021 were $526.4 million, $198.4 million or 60.5% above the prior year period. This increase is primarily as a result of the partial recovery from the ongoing COVID-19 pandemic. For the nine months ended October 31, 2021, fluctuations in foreign currency exchange rates positively impacted net sales by $12.1 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2021 in the Watch and Accessory Brands segment were $456.8 million, above the prior year period by $163.2 million, or 55.6%. The increase in net sales was primarily due to increased volumes resulting from higher demand with growth in the Company's wholesale customers and growth in online retailers, both in the Company’s owned and wholesale customers’ e-commerce websites, due to the partial recovery from the ongoing COVID-19 pandemic. Prior period net sales were negatively impacted by closures and restrictions affecting the stores of the Company’s wholesale customers during a portion of the period due to the COVID-19 pandemic. Some of these restrictions have continued into fiscal 2022. There were increases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2021 in the United States locations of the Watch and Accessory Brands segment were $177.3 million, above the prior year period by $81.7 million, or 85.5%, resulting from net sales increases across all brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category increased by $63.4 million, or 86.0%, and net sales recorded in the licensed brand category increased $17.2 million, or 82.5%.

International Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2021 in the International locations of the Watch and Accessory Brands segment were $279.5 million, above the prior year by $81.5 million, or 41.2%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $12.1 million when compared to the prior year period. The increase in net sales was across most brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic. The net sales increase recorded in the owned brands category was $2.5 million, or 6.5% and is due to sales increases in most regions. The net sales increase in the licensed brands category was $79.0 million, or 50.3%, due to net sales increases across all regions.

Company Stores Net Sales

Net sales for the nine months ended October 31, 2021 in the Company Stores segment were $69.6 million, $35.2 million or 101.9% above the prior year period. The net sales increase is primarily the result of all of the Company’s retail stores being open during the period as compared to the closure of the Company’s retail stores during part of the prior year period in response to the COVID-19 pandemic, lessened restrictions on the Company’s retail stores during the period as compared to the same period in the prior year and the addition of three new store openings. As of October 31, 2021 and 2020, the Company operated 50 and 47 retail outlet locations, respectively.

Gross Profit

Gross profit for the nine months ended October 31, 2021 was $298.2 million or 56.7% of net sales as compared to $169.7 million or 51.7% of net sales in the prior year period. The increase in gross profit of $128.5 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 500 basis points for the nine months ended October 31, 2021 resulted primarily from a favorable impact of sales mix of approximately 320 basis points, the non-recurrence of a prior year charge related to an increase in inventory reserves in response to the COVID-19 pandemic of approximately 110 basis points, increased leveraging of certain fixed costs as a result of higher sales of approximately 40 basis points and a positive impact of fluctuations in foreign exchange rates of approximately 40 basis points, partially offset by an approximately 10 basis point impact due to increased shipping costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the nine months ended October 31, 2021 were $218.9 million, representing an increase from the prior year period of $37.1 million, or 20.4%. The prior year period included corporate initiative charges primarily in response to the COVID-19 pandemic of $11.8 million consisting of $8.0 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.2 million in other restructuring charges and $1.1 million in additional accounts receivable reserves. Excluding these charges SG&A expenses would have increased $48.9 million primarily from higher marketing expenses of $26.1 million; an increase in performance-based compensation of $10.3 million; an increase in payroll related expenses of $6.9 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic; an increase in credit card fees and sales commissions of $2.7 million due to higher sales in the current year period; and an increase in consulting and recruiting charges of $2.1 million. The increase in SG&A was partially offset by a decrease of $0.8 million in customer and sales promotions. For the nine months ended October 31, 2021, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $2.2 million when compared to the prior year period.

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

Watch and Accessory Brands Operating Income/(Loss)

For the nine months ended October 31, 2021 the Company recorded operating income of $59.4 million in the Watch and Accessory Brands segment which includes $43.5 million of unallocated corporate expenses as well as $59.7 million of certain intercompany profits related to the Company’s supply chain operations. For the nine months ended October 31, 2020, the Company recorded an operating loss of $169.8 million in the Watch and Accessory Brands segment, which included goodwill and intangible asset impairment charges of $133.7 million and $22.2 million, respectively. Without these charges, for the nine months ended October 31, 2020, operating loss would have been $13.9 million which included $28.4 million of unallocated corporate expenses as well as $45.3 million of certain intercompany profits related to the Company’s supply chain operations. In addition to the asset impairments in the prior year period, the increase in operating income was the result of an increase in gross profit of $102.3 million, which included corporate initiatives costs in the prior year period of $3.5 million comprising an increase in inventory reserves, partially offset by an increase in SG&A expenses of $29.0 million when compared to the prior year period. The increase in gross profit was primarily the result of higher net sales and also a higher gross margin percentage primarily due to a favorable change in sales mix partially offset by increased shipping costs. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $11.8 million consisting of $8.0 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.2 million in other restructuring charges and $1.1 million in additional accounts receivable reserves. Without these charges SG&A expense would have increased $40.8 million. The underlying increase in SG&A expenses of $40.8 million resulted primarily from higher marketing expenses of $23.3 million; an increase in performance-based compensation of $9.7 million; an increase in payroll related expenses of $4.7 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic; an increase in consulting and recruiting charges of $2.1 million; and an increase in credit card fees and sales commissions of $1.7 million due to higher sales in the current year period. The increase in SG&A expense was partially offset by a decrease of $0.7 million in customer and sales promotions. For the nine months ended October 31, 2021, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating income by $3.0 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2021, the Company recorded an operating loss of $2.7 million, which includes unallocated corporate expenses of $43.5 million. For the nine months ended October 31, 2020 the Company recorded an operating loss of $142.6 million in the United States locations of the Watch and Accessory Brands segment which included goodwill and intangible asset impairment charges of $77.5 million and $22.2 million, respectively. Without these charges, for the nine months ended October 31, 2020, operating loss would have been $42.9 million, which included unallocated corporate expenses of $28.4 million. In addition to these assets impairments in the prior year period, the decrease in operating loss was the result of higher gross profit of $58.5 million, which included corporate initiative costs in the prior year period of $3.5 million comprising an increase in inventory reserves, partially offset by an increase in SG&A expenses of $18.3 million when compared to the prior year period. The increase in gross profit of $58.5 million was due to higher net sales, combined with a higher gross margin percentage. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $8.4 million primarily consisting of $6.3 million in severance and payroll related, $1.1 million in additional accounts receivable reserves and $1.0 million in other restructuring charges. Without these charges SG&A expense would have increased $26.7 million. The underlying increase in SG&A expenses of $26.7 million resulted primarily from higher marketing expenses of $14.0 million; an increase in performance-based compensation of $8.8 million; an increase in payroll related expenses of $2.6 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic; an increase in credit card fees and sales commission of $0.7 million due to higher sales in the current year period; and an increase in consulting and recruiting charges of $0.3 million.

International Watch and Accessory Brands Operating Income/(Loss)

In the International locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2021 the Company recorded operating income of $62.1 million, which includes $59.7 million of certain intercompany profits related to the Company’s International supply chain operations. For the nine months ended October 31, 2020 the Company recorded an operating loss of $27.2 million in the International locations of the Watch and Accessory Brands segment which included goodwill impairment charges of $56.2 million. Without this charge, for the nine months ended October 31, 2020, the Company would have generated operating income of $29.0 million, which included $45.3 million of certain intercompany profits related to the Company’s supply chain operations. In addition to the goodwill impairment charge, the increase in operating income was primarily related to higher gross profit of $43.8 million, partially offset by higher SG&A expenses of $10.7 million. The increase in gross profit of $43.8 million was due to higher net sales partially offset with a slightly lower gross margin percentage. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $3.4 million consisting of $1.7 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits and $0.2 million in other restructuring charges. Without these charges SG&A expense would have increased $14.1 million. The underlying increase in SG&A expenses of $14.1 million resulted primarily from higher marketing expenses of $9.3 million; an increase in payroll related expenses of $2.1 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic; an increase in consulting and recruiting charges of $1.8 million; an increase in sales commissions and credit card fees of $1.0 million due to higher sales in the current year period; and an increase in performance-based compensation of $0.9 million. The increase in SG&A expenses was partially offset by a decrease of $0.7 million in customer and sales promotions. Fluctuation in foreign currency exchange rates positively impacted operating income by $3.0 million when compared to the prior year period.

Company Stores Operating Income

The Company recorded operating income of $19.9 million and $1.7 million in the Company Stores segment for the nine months ended October 31, 2021 and 2020, respectively. The improvement in operating income of $18.2 million was primarily related to higher gross profit of $26.3 million mainly due to higher net sales and a higher gross margin percentage, partially offset by a $8.1 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to higher marketing expenses of $2.8 million; an increase in payroll related expenses of $2.2 million primarily due to company stores being open throughout the period (as compared to the significant closures during the prior year period); an increase in credit card fees and sales commissions of $1.1 million due to higher sales in the current year period as compared to the prior year period, an increase in rent and rent related of $0.7 million due to the opening of new company stores; and an increase in performance-based compensation of $0.6 million. As of October 31, 2021, and 2020, the Company operated 50 and 47 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.4 million primarily due to the final settlement related to a sale of a building in an international location in the prior year period and the non-service components of the Company’s Swiss pension plan for the nine months ended October 31, 2021.

The Company recorded a gain on sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for the nine months ended October 31, 2020.

Interest Expense

Interest expense was $0.6 million and $1.5 million for the nine months ended October 31, 2021 and 2020, respectively. The decrease was primarily due to lower weighted average borrowings outstanding under the Company’s revolving credit facility partially offset by a higher weighted average interest rate and higher unused credit line fees during the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020.

Income Taxes

The Company recorded an income tax provision of $18.2 million and an income tax benefit of $26.4 million for the nine months ended October 31, 2021 and 2020, respectively.

The effective tax rate was 23.0% and 15.7% for the nine months ended October 31, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to prior year impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible and the recording of valuation allowances on certain foreign deferred tax assets in the current year, partially offset by the CARES Act NOL Carryback Provision in the prior year.

Net Income/(Loss) Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $60.2 million and net loss attributable to Movado Group, Inc. of $141.8 million for the nine months ended October 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2021 the Company’s cash generated from operations was negatively impacted due to the COVID-19 pandemic. During fiscal 2021, the Company responded to the pandemic by taking actions to enhance its financial liquidity and flexibility, including minimizing non-essential operating expenses and capital expenditures, applying for available government payroll subsidies, and temporarily suspending the Company’s share repurchase program and regular quarterly dividends. The Company also committed to the Restructuring Plan. Although the COVID-19 pandemic is expected to continue to impact the Company’s results of operations for the foreseeable future, the pandemic’s adverse impact on the Company has significantly diminished in recent quarters and the Company believes that based on the Company’s current expectations, cash flows from operations and its credit lines and cash on-hand, the Company has adequate funds to support its operating, capital and debt service requirements and expects to maintain compliance with its debt covenants for the next twelve months subsequent to the issuance of the accompanying unaudited Consolidated Financial Statements.

At October 31, 2021 the Company had working capital of $391.1 million as compared to $338.2 million at October 31, 2020. The increase in working capital was primarily the result of an increase in cash of $38.6 million and an increase in accounts receivable resulting primarily from higher sales partially offset by an increase in accrued liabilities. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $38.7 million of cash provided by operating activities for the nine months ended October 31, 2021 as compared to $6.7 million of cash used in operating activities for the nine months ended October 31, 2020. Cash provided by operating activities for the nine months ended October 31, 2021 included net income attributable to the Movado Group, Inc. of $60.2 million, positively adjusted by $18.5 million related to non-cash items. Cash provided by operating activities for the nine months ended October 31, 2021 included an increase in accrued liabilities of $22.6 million primarily due to timing of payments and a decrease in income taxes receivable of $17.2 million due to a receipt of a U.S. federal income tax refund. Cash used in operating activities included an increase in trade receivables of $62.4 million as a result of higher sales, an increase in investment in inventories of $23.8 million primarily to support sales growth and a decrease in income taxes payable of $3.5 million primarily due to the timing of payments.

Cash used in investing was $4.9 million for the nine months ended October 31, 2021 as compared to $1.2 million for the nine months ended October 31, 2020. The cash used in the nine months ended October 31, 2021 was primarily related to capital expenditures of $3.6 million primarily due to the Company’s opening of three new stores (two in Canada), website platform upgrades and the construction of shop-in-shops at some of the Company’s wholesale customers and $1.1 million of long-term investments. The prior year period included proceeds from a sale of a non-operating asset in Switzerland of $1.3 million.

Cash used by financing activities was $54.0 million for the nine months ended October 31, 2021 as compared to cash used by financing activities of $17.6 million for the nine months ended October 31, 2020. The cash used in the nine months ended October 31, 2021 included repayment of bank borrowings of $21.1 million, $17.0 million in stock repurchased in the open market, $16.2 million in dividends paid ($2.3 million of which had been declared in January 2021) and $1.7 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards, partially offset by $2.2 million received in connection with stock options exercised. Cash used in financing activities for the nine months ended October 31, 2020 included net repayment of bank borrowings of $16.8 million.

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amended and restated the Company’s prior credit agreement dated as of January 30, 2015 and extended the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of April 30, 2020. Among other things, the Second Amendment provided for temporary relief with respect to the financial maintenance covenants in the Credit Agreement starting April 30, 2020 while also temporarily tightening certain covenants and temporarily increasing the interest rate and commitment fee. These temporary changes to the Credit Agreement ended as a result of the Company’s achievement of certain financial milestones as of and for the periods ending January 31, 2021. In addition, the Second Amendment increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021.

Effective October 29, 2021, the Company and its lenders entered into an additional amendment (the "Third Amendment") to the Credit Agreement. Among other things, the Third Amendment extends the maturity of the Facility to October 29, 2026; reinstates the 0% LIBOR floor; reduces the commitment fee at certain leverage ratios; allows the Company to net up to $25 million of cash and cash equivalents held in U.S. accounts from total debt for purposes of determining compliance with the leverage ratio financial covenant; and increases the Company's general basket for making investments under the Credit Agreement's operating covenants. The foregoing summary of the Third Amendment is qualified by reference to the full text of the amendment, which is attached hereto as Exhibit 4.1 and incorporated herein by reference.

As of October 31, 2021, and October 31, 2020, there was zero and $37.3 million (of which all but $10 million was denominated in Swiss Francs), respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2021 and October 31, 2020. At October 31, 2021, the letters of credit have expiration dates through May 31, 2022. As of October 31, 2021, and October 31, 2020, availability under the Facility was $99.7 million and $62.4 million, respectively. For additional information regarding the Facility, see Note 8 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero and $44.5 million during the three months ended October 31, 2021 and 2020, respectively, with a weighted average interest rate of 3.75% during the three months ended October 31, 2020. The Company had weighted average borrowings under the Facility of $6.5 million and $60.5 million, with a weighted average interest rate of 2.79% and 2.37%, during the nine months ended October 31, 2021 and 2020, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2021, and 2020, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million for both periods. As of October 31, 2021, and 2020, there were no borrowings against these lines. As of October 31, 2021 and 2020, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million for both periods, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.4 million and $1.3 million for the nine-month period ended October 31, 2021 and October 31, 2020, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in such companies. During the second quarter of fiscal 2022, the Company committed to invest up to $1,000,000 in a venture capital fund that makes investments in securities of portfolio companies whose primary business focus is accelerating innovation in retail and consumer goods. The Company satisfied $600,000 in capital calls in respect of this commitment during the third quarter of fiscal 2022. In addition, during the third quarter of fiscal 2022, the Company committed to invest up to $10,000,000 in two related venture capital and venture growth funds that make investments in equity and equity-oriented securities of privately held companies in media, entertainment, information technology and technology-related fields, as well as in digital assets. The Company may be called upon to satisfy capital calls in respect of this commitment at any time during a period generally ending ten years after the first capital call, which may be made at any time.

On January 11, 2021, with the consent of its bank group, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which was paid on February 5, 2021 in the amount of $2.3 million, to shareholders of record on January 21, 2021. The Company paid additional cash dividends of $0.20 per share or $4.6 million during the three months ended April 30, 2021, $0.20 per share or $4.7 million during the three months ended July 31, 2021 and $0.20 per share or $4.6 million during the three months ended October 31, 2021. The Company did not pay cash dividends during the nine months ended October 31, 2020. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the nine months ended October 31, 2021, the Company repurchased a total of 548,402 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $17.0 million, or an average of $31.04 per share. At October 31, 2021, $8.0 million remains available for purchase under the Company’s March 25, 2021 repurchase program and all $50.0 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the nine months ended October 31, 2020, the Company did not repurchase any shares of its common stock.

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

As of October 31, 2021, the Company’s entire net forward contracts hedging portfolio consisted of 15.7 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 19.8 million U.S. dollars equivalent, 25.6 million Euros equivalent and 6.9 million British Pounds equivalent with various expiry dates ranging through April 22, 2022, compared to a portfolio of 21.6 million Chinese Yuan equivalent, 6.0 million Swiss Francs equivalent, 20.0 million U.S. dollars equivalent, 24.0 million Euros equivalent and 5.6 million British Pounds equivalent with various expiry dates ranging through January 12, 2021, as of October 31, 2020. If the Company were to settle its Swiss Franc forward contracts at October 31, 2021, the net result would be an immaterial loss. As of October 31, 2021, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of October 31, 2021 and October 31, 2020, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2021 and 2020, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at October 31, 2021 and 2020 totaled zero and $37.3 million (25 million in Swiss francs and $10 million), respectively. During the nine months ended October 31, 2021, the Company had weighted average borrowings of $6.5 million with a weighted average interest rate of 2.79%. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the nine months ended October 31, 2021, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $48,000 for the nine months ended October 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended October 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Starting in July 2018, the Trump administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs, including watches. U.S. Customs subsequently issued various rulings regarding, among other things, the application of the special tariffs to China-sourced components of watches containing non-Chinese movements. A U.S. Customs ruling effective August 1, 2021 holds that the special tariff does not apply to China-sourced watch cases that are imported as part of a watch containing a non-Chinese movement. Pending greater clarity on the retroactive effect of this ruling, for the time being the Company continues to maintain an accrual for Chinese watch case imports prior to August 1, 2021.

In addition to the above matters, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations, or cash flows.

Item 1A. Risk Factors

As of October 31, 2021, there have been no material changes to any of the risk factors previously reported in the Company’s 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the three months ended October 31, 2021, the Company repurchased a total of 214,402 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $7.0 million, or an average of $32.87 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. There were no shares repurchased during the three months ended October 31, 2021 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2021 – August 31, 2021	41,115	$31.34	41,115	$13,735,857
September 1, 2021 – September 30, 2021	100,885	33.43	100,885	10,363,028
October 1, 2021 – October 31, 2021	72,402	32.95	72,402	7,977,391
Total	214,402	$32.87	214,402	$7,977,391

Item 6. Exhibits

4.1

Third Amendment, dated October 28, 2021, to the Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S. and Swiss subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent.

10.1

Second Amendment dated August 25, 2021 to the Amended and Restated License Agreement with Tapestry, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 31, 2021.

10.2

Amendment # 3 dated October 13, 2021 to the License Agreement between Movado Group, Inc. and Ferrari S.p.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2021.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: November 23, 2021	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Executive Vice President, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer