Form 10-K
period 2022-01-31
MOVADO GROUP INC
filed 2022-03-24
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2021, was approximately $495 million (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors, executive officers and holders of greater than 10% of the registrant’s total voting power were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 21, 2022, were 16,238,767 and 6,524,805, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2022 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation, increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters and pandemics, including the effect of the COVID-19 pandemic and other diseases on travel and traffic in the Company’s retail stores and the stores of its wholesale customers; supply disruptions, delivery delays and increased shipping costs; adverse impact on the Company’s wholesale customers and customer traffic in the Company’s stores as a result of increased uncertainty and economic disruption caused by the COVID-19 pandemic; the impact of international hostilities, including the Russian invasion of Ukraine, on global markets, economies and consumer spending, on energy and shipping costs and on the Company's supply chain and suppliers; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Movado Group designs, sources, markets and distributes quality watches globally. Its portfolio of watch brands is currently comprised of owned brands MOVADO®, CONCORD®, EBEL®, OLIVIA BURTON® and MVMT® as well as licensed brands COACH®, TOMMY HILFIGER®, HUGO BOSS®, LACOSTE®, CALVIN KLEIN® and SCUDERIA FERRARI®. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry. The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

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

The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.

Brand	Licensor	Calendar Year Launched

COACH	Tapestry, Inc.	1999

TOMMY HILFIGER	Tommy Hilfiger Licensing LLC	2001

HUGO BOSS	Hugo Boss Trade Mark Management GmbH & Co	2006

LACOSTE	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

SCUDERIA FERRARI	Ferrari Brand S.p.A.	2013

CALVIN KLEIN	Calvin Klein, Inc.	2022

INDUSTRY OVERVIEW

The largest markets for watches are North America, Europe, Latin America and Asia. The Company divides the watch market into five principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$1,300 to $9,900	Concord and Ebel
Accessible Luxury	$500 to $3,295	Movado
Moderate and Fashion	$75 to $595	Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Scuderia Ferrari, Tommy Hilfiger and Calvin Klein
Mass Market	Less than $75	—

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Calvin Klein, Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Scuderia Ferrari, and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Samsung and Garmin.

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

BRANDS

The Company designs, develops, sources, markets and distributes products under the following watch brands:

Owned Brands

Concord

Concord was founded through the harmonious collaboration of five Swiss visionaries in 1908. In 1979, Concord spearheaded the Swiss quartz revolution with one of the most important watches of the twentieth century: the Concord Delirium. This was the first watch ever produced to be less than one millimeter thick – a world record to this day. To mark its 110th anniversary, Concord introduced a new logo depicting a knot. The knot signifies the brand’s foundation through harmonious unity and its laudable technical achievements and distinctive designs. The current Mariner SL watch captures this spirit and helps carry on Concord’s strong legacy.

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

Olivia Burton

Olivia Burton is a brand founded by two friends who started out as fashion buyers who recognized a gap in the market for unique and feminine women’s watch styles. Inspired by vintage, fashion trends and nature, the Olivia Burton design team blends contemporary and vintage styles to conceive new collections periodically. As well as innovative timepieces, including vegan, eco-friendly and unisex collections, Olivia Burton has a growing collection of jewelry styles that exhibit the same attention to detail seen in its watches.

Licensed Brands

Below is a description of the Company’s licensed brands.

Coach Watches

Coach watches reflect the Coach brand image and classic American style. The Coach brand stands for authenticity, innovation, and relevance, as well as effortless New York style. It is an integral part of the American luxury landscape. With an expanding presence globally, the Coach brand exemplifies modern luxury. As an extension of the brand, Coach watches offer a fresh and compelling assortment of timepieces for women and men, with a wide variety of metal bracelets and genuine Coach leather straps.

Tommy Hilfiger Watches and Jewelry

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches are water resistant and feature quartz, digital or analog-digital movements, with stainless steel, aluminum, silver-tone, two-tone or gold-tone cases and bracelets. Straps feature genuine leather, vegan leather, fabric, plastic, silicone or recycled plastics. The watch line includes fashion and sport models and the Company also produces and markets jewelry under the brand as well.

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

Lacoste Watches and Jewelry

The Lacoste watch and jewelry collections embrace the Lacoste lifestyle proposition which encompasses French elegance and sporting spirit, as well as innovation for style and freedom of movement. Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces and jewelry with a contemporary and urban flair inspired by sport, free movement and French elegance.

Calvin Klein Watches and Jewelry

The Calvin Klein collection of watches and jewelry was created with the modern customer in mind. Featuring timeless, minimalist designs that highlight Calvin Klein's globally-recognized aesthetic, the collection of men's and women's accessories reflects the sensuality and boldness that has come to define the brand for over 50 years.

Scuderia Ferrari Watches

Asserting Scuderia Ferrari’s proud racing heritage and Italian pedigree, Movado Group’s Scuderia Ferrari watch collection offers stylish timepieces for adults and youths, bringing the excitement and distinctive style of the time-honored racing team to fans around the world. The Company's collaboration with Scuderia Ferrari will end on June 30, 2022, although the Company has the right to sell any then-remaining inventory through December 31, 2022.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. The Company’s licensed brand watches, Olivia Burton watches, MVMT watches and certain Movado brand watch styles are designed by in-house design teams in cooperation with outside sources, including (in the case of the licensed brands) licensors’ design teams. Watch product development for these brands takes place in the Company’s Asia operations. For the Company’s Ebel and Concord watch brands and various Movado brand watch styles, the watch design phase is performed by a combination of in-house and freelance designers in Europe and the United States while product development is carried out in the Company’s Swiss operations. The Company’s jewelry and other accessories are designed by in-house design teams in cooperation with outside sources and are manufactured by independent contractors in Asia and, to a lesser extent, the United States.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. As the consumer footprint continues to evolve, the Company is increasingly focused on its digital marketing and online reach, including expanding and improving its social media channels and its messaging through individuals with significant social media followings (i.e., “influencers”). In 2018, the Company established a Digital Center of Excellence to help elevate its customers’ digital experience globally through innovative technologies and consumer-facing initiatives. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising takes into account the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, including websites and social media platforms, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 16.3%, 16.9%, and 19.3% of net sales in fiscal 2022, 2021 and 2020, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Watch and Accessory Brands and Company Stores. For operating segment data and geographic segment data for the years ended January 31, 2022, 2021 and 2020, see Note 20 to the Consolidated Financial Statements regarding Segment and Geographic Information.

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

Watch and Accessory Brands

Watch and Accessory Brands Business in the United States

The Company sells all of its brands in the U.S. Watch and Accessory Brands market primarily to department stores, such as Macy’s and Nordstrom; major jewelry store chains, such as Signet Jewelers, Ltd. and Helzberg Diamonds Corp.; independent jewelers; and third-party e-commerce retailers, such as Amazon; as well as directly to consumers through the Company’s owned e-commerce websites, such as www.movado.com and www.mvmtwatches.com. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, generally specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

Watch and Accessory Brands Business in International Markets

Internationally, the Company’s brands are sold to department stores, jewelry chains, independent jewelers and third-party e-commerce retailers, as well as directly to consumers through the Company’s owned e-commerce websites, such as www.oliviaburton.com and www.mvmt.com. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Australia, Canada, Mainland China, France, Germany, Hong Kong, India, Spain, Switzerland, the United Kingdom, Mexico and the United Arab Emirates. In addition, the Company sells all of its brands through a network of independent distributors operating in numerous countries around the world. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and impose restrictions on the distributor’s sale of competitive products.

Company Stores

The Company’s subsidiary, Movado Retail Group, Inc., operates 47 retail outlet locations in outlet centers across the United States and four retail outlet locations in outlet centers in Canada, as well as an online outlet store at www.movadocompanystore.com. These stores serve as effective channels to sell current and discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each of the fiscal years ended January 31, 2022, 2021 and 2020 accounted for 57.9%, 68.8% and 56.6% of the Company’s net sales, respectively. The first half of fiscal year 2021 was negatively impacted by the COVID-19 pandemic.

BACKLOG

At March 21, 2022, the Company had unfilled orders of $60.9 million compared to $46.0 million at March 22, 2021 and $45.0 million at March 23, 2020. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company has service facilities around the world, including four Company-owned service facilities and a number of independent service centers which are authorized to perform warranty repairs. A list of authorized service centers can be accessed online at www.mgiservice.com. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

The Company retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches.

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

The Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from three suppliers, with all mechanical movements coming from a single supplier. The Company obtains other watch components for all of its brands, including, cases, hands, dials, bracelets, straps and non-Swiss movements from a number of other suppliers. The Company generally does not have long-term supply commitments with any of its component parts suppliers.

Movado (with the exception of certain Movado collections), Ebel and Concord watches, as well as certain Calvin Klein watch styles, are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. Movado smart watches include connected technology licensed from third parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Scuderia Ferrari, Tommy Hilfiger and most Calvin Klein watches are manufactured by independent contractors in Asia.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks CONCORD®, EBEL®, MOVADO®, MVMT® and OLIVIA BURTON®, as well as trademarks for the Movado Museum® dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses the trademark COACH® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an amended license agreement with Tapestry, Inc. which expires on June 30, 2025.

Under an amended and restated license agreement with Tommy Hilfiger Licensing LLC entered into on March 20, 2020 and effective as of January 1, 2020 (the “Tommy Hilfiger License Agreement”), the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture, marketing, advertising, sale and distribution of watches and jewelry worldwide (excluding sales to certain accounts in Japan). The Tommy Hilfiger License Agreement expires December 31, 2024 and may be extended by the Company for an additional five years ending on December 31, 2029, subject to the satisfaction of minimum sales requirements and approval of a new business plan in the licensor’s reasonable discretion.

On March 17, 2022, the Company entered into an amended and restated license agreement with Hugo Boss Trade Mark Management GmbH & Co. that extended the term and made certain other changes to the license agreement originally entered into by the parties on December 15, 2004, as previously amended, under which the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches. The current license agreement expands the arrangement to include BOSS-branded jewelry and continues the relationship through December 31, 2026, subject to certain rights of the Company to extend for an additional five years upon satisfaction of specified conditions.

On March 28, 2014, the Company entered into an amended and restated license agreement with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. (the “Lacoste License Agreement”), extending the term and making certain other changes to the license agreement originally entered into by the parties in 2006, under which the Company received a worldwide exclusive license to use the LACOSTE® name and the distinctive “crocodile” logo to design, produce, market and distribute watches. Effective January 1, 2022, the Company has also been authorized to produce and sell jewelry under the LACOSTE brand name. The term of the Lacoste License Agreement continues through December 31, 2022. The parties are in the process of finalizing an agreement to extend the license through December 31, 2031.

On November 23, 2017, the Company entered into an amended and restated license agreement with Ferrari S.p.A. to continue to use certain well known trademarks of Ferrari including SCUDERIA FERRARI, the S.F. and Prancing Horse device in shield and FERRARI OFFICIAL LICENSED PRODUCT, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €2,500 (the “Amended Ferrari License Agreement”). The Amended Ferrari License Agreement expires on June 30, 2022, although the Company has the right to sell any then-remaining inventory through December 31, 2022.

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

Demographics

The following table summarizes the Company’s global workforce as of January 31, 2022:

	Full-Time Employees	Part-Time Employees	Temporary Employees	Total
Global	940	306	51	1,297
Americas	573	279	42	894
Asia-Pacific	133	-	2	135
Europe, Middle East & Africa	234	27	7	268

Attraction and Retention of Employees

The Company strives to attract and retain a highly talented and engaged workforce and believes that its supportive culture, dedication to employee safety and well-being, competitive compensation and benefits programs, employee development and training offerings, diversity and inclusion initiatives, and philanthropic and community engagement help in this endeavor. Approximately 33% of the Company’s non-retail employees have been with the Company for more than 10 years, and approximately 51% have been with the Company for at least five years.

Employee Safety and Well-Being

The Company offers programs and benefits to support its employees’ physical, financial, and emotional well-being, including medical coverage, domestic partner benefits, dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance, and supplemental life insurance, among others. Programs vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

In response to the COVID-19 pandemic, the Company implemented changes that it determined were in the best interest of its employees and the communities in which they operate. This included temporarily closing offices and/or encouraging employees to work remotely whenever feasible and implementing additional safety measures for employees conducting on-site work. The Company has encouraged all of its employees to be vaccinated, and for certain new-hire categories, the Company has required vaccination. The Company has also established added protocols for those who were not able to be vaccinated. As conditions have improved, the Company has generally returned to a hybrid office schedule. For a detailed discussion of the impact of the COVID-19 pandemic on our business, see Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Initiatives – COVID-19.”

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

Benefits vary by location and are designed to meet or exceed local legal requirements and to be competitive in the marketplace.

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

Diversity & Inclusion

The Company seeks to provide a work environment in which all employees are treated with dignity and respect and receive equal treatment regardless of age, color, disability, marital or parental status, national origin, race, religious beliefs, sexual orientation, gender identity, veteran status, or any other legally protected status. The Company recognizes that embracing an inclusive workforce leads to greater innovation, increased productivity, and higher job satisfaction. Accordingly, the Company strives to welcome and foster ideas and to create workplaces that bring together people with diverse backgrounds.

Diversity and inclusion is a cornerstone of the Company's corporate social responsibility strategy. The Company aims to expand the diversity of its workforce, especially among senior leadership. To help achieve this objective, the Company signed the parity pledge, demonstrating its intention to interview at least one woman and one underrepresented minority for each open position, Vice President and above, going forward. The Company also strives to further emphasize diversity considerations in its product design process and is focused on increasing the diversity of the Company's marketing chain. The Company continues to present programs that educate its employees on diversity, inclusion and belonging, to participate in the CEO Action for Diversity & Inclusion and the Open to All campaign and to support external organizations' efforts in these areas.

As of January 31, 2022, the Company had a seven-member Board of Directors, including one female Board member and two Hispanic Board members.

As of January 31, 2022, women represented approximately 63% of the Company's global employees, and underrepresented minorities (defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Asian, Pacific Islander and/or two or more races) represented approximately 54% of the Company's U.S. employees.

Community Engagement

The Company is committed to engaging with and giving back to its communities. The Company is the corporate sponsor of The Movado Group Foundation, a nonprofit organization that supports philanthropic campaigns in the United States with particular emphasis on sustaining the arts. Programs and support vary by year, need and available resources.

REGULATION

We are subject to laws and regulations regarding customs (including tariffs and retaliatory tariffs), tax, employment, privacy, truth-in-advertising, consumer product safety, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, promotion and sale of consumer products and our corporate, retail and distribution operations. Changes in such laws and regulations could have a material adverse effect on our results of operations and financial condition, although the Company is not aware of any such pending changes that would have a material adverse effect on the Company's capital expenditures, including capital expenditures for environmental control facilities, earnings or competitive position. For a discussion of certain risks related to compliance with laws and regulations, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business”, “The Company’s e-commerce business is subject to numerous risks that could have an adverse effect on the Company’s business and results of operations”, “Changes to laws or regulations impacting the industries in which the Company operates could require it to alter its business practices which could have a material adverse effect on its results of operations”, “Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations” and “The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations”, under Item 1A. Risk Factors, below.

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

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and principal accounting and financial officers, which is posted on the Company’s website. The Company will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by SEC regulations on the Company’s website. In addition, the committee charters for the audit committee, the compensation committee and the nominating, governance and corporate responsibility committee of the Board of Directors of the Company and the Company’s corporate governance guidelines have been posted on the Company’s website.

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

The COVID-19 pandemic and related public health measures have materially affected how we and our customers and suppliers are operating our business and have adversely affected our operating results. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have adversely affected sales of our products, given that those sales are heavily dependent on customer traffic in traditional retail stores, such as those of our wholesale partners, and our Company stores. Such measures have also adversely impacted our supply chain, resulted in late deliveries and have increased shipping costs. The reinstitution, continuation or tightening of such containment and mitigation measures could continue or exacerbate the adverse effect on our results of operations and financial condition. These trends could worsen if either COVID-19 infections increase as new variants and strains emerge or treatments and vaccines are not as effective as expected.

Adverse general economic conditions arising from the COVID-19 outbreak could also adversely affect consumer spending and result in an increase in bankruptcies or insolvencies involving our suppliers and wholesale customers, which could also have a materially adverse effect on our operations and financial condition. The impact of the outbreak of COVID-19 on the Company’s liquidity, revenues and results of operations cannot be predicted at this time due to the high level of uncertainty, unknown future developments and duration of containment measures. The foregoing risks which apply to COVID-19 would also arise from any future outbreak of infectious disease.

In keeping with health and safety recommendations, during the fiscal year 2021 the Company first implemented remote work policies while temporarily closing offices and/or encouraging employees to work remotely whenever feasible. Although all of the Company's offices were reopened before or during fiscal 2022, certain of these policies and practices have continued into the current fiscal year. The increase in remote work may exacerbate the cybersecurity and data privacy concerns discussed elsewhere in this Item 1A and may cause strain for, and may adversely impact the productivity of, certain employees, and these conditions may persist and harm our business, including future operating results. Our efforts to keep our offices open may not be successful, could expose our employees, customers, and partners to health risks, and us to associated liability, and may involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may adversely affect our business. In addition, reinstitution of stay-at-home orders could reduce demand for our products as customers may have fewer occasions to use and wear our products.

Adverse economic conditions in key markets, and the resulting declines in consumer confidence and spending, could have a material adverse effect on the Company’s operating results.

The Company’s results are dependent on a number of factors impacting consumer confidence and spending in the U.S. and other key markets, including, but not limited to, general economic and business conditions; wages and employment levels; volatility in the stock market; home values and housing costs; inflation; consumer debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign currency exchange rates; commodity prices; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad.

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as the Company’s products, that are viewed as discretionary items. In addition, events such as war, terrorism, natural disasters or outbreaks of disease may further suppress consumer spending on discretionary items. For example, Russia's recent invasion of Ukraine and the subsequent retaliatory measures taken by the U.S., NATO and other countries may negatively impact our revenue derived from sales to this region. If any of these events should occur or intensify, the Company’s future sales could decline and the Company’s results of operations could be materially adversely affected. This could also result in the potential for impairment surrounding our long-lived assets.

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

Over 80% of the Company's products originate from Asia, with the vast majority coming from China. Substantially all of the remaining products originate from Europe.

The Company also generates approximately 52.7% of its revenue from international sources.

Factors that could affect this business activity vary by region and market and generally include, without limitation:

•
instability or changes in social, political, public health and/or economic conditions that could disrupt the trade activity in the countries where the Company’s manufacturers, suppliers and customers are located;
•
supply chain disruptions related to global, regional or local circumstance that fall outside of the Company's control;
•
the imposition of additional duties, taxes and other charges on imports and exports;
•
changes in foreign laws and regulations;
•
inflation and increases in commodity prices (including energy);
•
the adoption or expansion of trade sanctions;
•
recessions in foreign economies; and
•
a significant change in currency valuation in specific countries or markets.

For example, Russia’s recent invasion of Ukraine and the subsequent retaliatory measures taken by the U.S., NATO and other countries may negatively impact our revenue to the extent the conflict and the sanctions significantly impact the economic conditions in or our ability to sell products to customers in the affected region. In response to the invasion, the Company decided in March 2022 to suspend all sales to Russia and Belarus. In addition, the conflict could have broader implications on economies outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. It is not possible to predict the broader consequences of this conflict, but the continuation or escalation of the conflict, along with any expansion to surrounding areas, could have a significant effect on our results of operations.

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

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs of 10% to 25% of import value, in addition to the regular tariffs that have historically applied to such products. Certain of the Company’s packaging products became subject to a U.S. special 10% tariff in September 2018, which was increased to 25% effective May 10, 2019. In addition, all of the Company’s smart watches became subject to a U.S. special 15% tariff on September 1, 2019, and in a third-party ruling, U.S. Customs and Border Patrol (“CBP”) originally took the position that this U.S. special 15% tariff applies broadly to China-sourced cases and bands on watches assembled in China and other countries. CBP later revised its position to exclude China-sourced cases from the special tariff so long as the associated watch movement was not sourced in China. Under CBP's current position, most of the bands used in the production of the Company’s traditional watches imported into the

U.S. became subject to the U.S. special 15% tariff effective September 1, 2019, although the tariff rate was decreased to 7.5% effective February 14, 2020 in connection with the “Phase One” trade agreement between the United States and China signed on January 15, 2020.

If the U.S. special tariffs were to increase, the Company may seek to raise prices for watches sold in the United States, which is the Company’s single largest market, which could result in the loss of customers and harm its operating performance. Alternatively, the Company may seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its sales, costs and results of operations. In addition, the Company’s business may be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could materially harm its financial condition and results of operations.

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

To the extent the Company elects to launch or maintain smart watch offerings, important differences in the way smart watches are designed, sourced, marketed, distributed, and serviced as compared to traditional watches may make it more difficult to compete successfully in the smart watch market, particularly for competitors such as the Company that do not have significant experience with similar consumer technology products. For example, smart watches’ significant reliance on technology increases the risk of allegations of infringement on the intellectual property rights of others. Smart watch product development entails greater fixed costs than those for traditional watches, which means that higher unit sales of smart watches are generally needed in order to achieve reasonable gross margins. In addition, consumers may expect that smart watches, particularly the more expensive models, will for many years continue to function and be compatible with the smartphone operating systems with which they were intended to interface, including future updates to such operating systems. Since the Company has no control over such operating system updates, it cannot assure such continued compatibility. If the Company fails to meet consumers’ expectations regarding the long-term functioning of its smart watches, the Company may suffer reputational damage that could adversely affect its business, results of operations and financial condition.

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

Regulatory restrictions and a changing marketing environment could materially and adversely affect the Company's ability to penetrate key market segments, resulting in the loss of market share and revenue.

The Company utilizes various marketing service providers and technologies, including third-party cookies, pixels, and other automated means (“Third-Party Cookies”), to provide a data-driven, personalized consumer experience. In April 2021, Apple released changes to its operating system asking users if they want to opt-out of apps tracking them across the Internet. In January 2020, Google announced plans to phase out Third-Party Cookies on Chrome, the most-used desktop browser, in 2022. In June 2021, Google announced that these plans would be delayed until mid-2023 as Google continues to work with regulators to identify new technologies to replace Third-Party Cookies. Other web browsers have begun implementing certain cookie-blocking measures. This shift to a “cookieless future” is changing how the Company markets to and engages with consumers. If the Company’s adjustments are delayed or are not as effective as current advertising and marketing strategies, the Company’s conversion rate may be adversely affected, brand recognition may decline, market share may be negatively impacted, and sales, profitability and results of operations could be materially and adversely affected. In addition, a small number of large digital advertising companies control a majority of the digital advertising market in many countries, and continued consolidation in the industry could further increase those companies' market share. Digital advertising has become more expensive in recent years and further industry consolidation could accelerate this trend. Increased advertising costs could materially and adversely affect the Company's profitability and results of operations.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company currently has the right to produce, market and distribute watches and, in certain cases, jewelry, under the brand names of Coach, Tommy Hilfiger, Hugo Boss, Lacoste, Calvin Klein and, through June 30, 2022, Scuderia Ferrari pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with the Company’s license agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. The Company's current license with the owner of the Lacoste brand expires on December 31, 2022. While the Company is in the process of renewing that license, there can be no assurance that the Company will be able to execute an extension before the expiration date. For the fiscal year ended January 31, 2022, the Company's licensed brands represented 50.3% of the Company’s net sales. While the Company is not substantially dependent on any one licensed brand, the loss of a single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each of the fiscal years ended January 31, 2022, 2021 and 2020 accounted for 57.9%, 68.8% and 56.6% of the Company’s net sales, respectively. The first half of fiscal year 2021 was significantly negatively impacted by the COVID-19 pandemic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

Although sales through the Company’s e-commerce channels have constituted a minority of its net sales historically, such sales are growing quickly, and the Company expects to continue to grow its e-commerce business in the future. Though direct-to-consumer sales generally have higher profit margins and provide the Company with useful insight into the impact of its marketing campaigns, further development of the Company’s e-commerce business also subjects the Company to a number of risks. The Company’s online sales may negatively impact the Company’s relationships with wholesale customers and distributors and their willingness to invest in the Company’s brands if they perceive that the Company is competing with them. In addition, the Company's sales via major online marketplaces have grown significantly in recent years, and these sales could be adversely impacted by changes in the marketplace operators' strategies regarding the sale of the Company's products or product categories. There also is a risk that the Company’s e-commerce business may divert sales from the Company’s own brick and mortar stores. The Company’s failure to successfully respond to these risks might adversely affect sales in the Company’s e-commerce business as well as damage its reputation and brands.

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

Customers shop with the Company through its online platforms. Increasingly, customers use mobile devices to shop online and to do comparison shopping. The Company is increasingly using social media and proprietary mobile applications to interact with the Company’s customers and as a means to enhance their shopping experience. Any failure on the Company’s part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place the Company at a competitive disadvantage, result in the loss of e-commerce and other sales, harm the Company’s reputation with customers, and have a material adverse impact on the growth of the Company’s e-commerce business globally and its results of operations.

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

Environmental factors, including climate change, and related regulatory action and consumer response, could substantially and negatively affect the Company's financial results.

The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. Public sentiment is shifting, as more consumers expect the products they buy to be more sustainable. Extreme weather events may cause shipping delays, result in property damage, and affect supply chains. As countries seek to address risks associated with climate change, laws and regulations may be adopted or strengthened. The Company’s failure to identify climate and other environmental risks, to mitigate these risks, or to meet consumer expectations regarding sustainability may adversely affect the Company’s ability to attract and retain top talent, negatively impact the Company’s and its brands’ reputation and consumer loyalty, disrupt the Company’s supply chain, and result in lost sales. In addition, implementing changes to mitigate these risks may result in substantial short and long-term additional operational expenses, which may materially affect the Company’s profitability.

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

The Company’s customer base covers a wide range of distribution including national jewelry store chains, department stores, independent regional jewelers, online marketplaces, licensors’ retail stores and a network of independent distributors in many countries throughout the world. Except for its agreements with independent distributors, the Company does not have long-term sales contracts with its customers. Customer purchasing decisions could vary with each selling season. A material change in customers’ purchasing decisions could have an adverse effect on the Company’s revenue and operating results.

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

Many of the Company’s customers, suppliers and business partners rely on a stable, liquid and well-functioning financial system to fund their operations, and a disruption in their ability to access liquidity could cause serious disruptions to or an overall deterioration of their businesses which could impair their ability to meet their obligations to the Company, including delivering product ordered by the Company and placing or paying for future orders of the Company’s products, any of which could have a material adverse effect on the Company’s results of operations and liquidity. The current tightening of monetary policies of countries throughout the world in response to inflationary pressures could result in interest rate increases and reduced availability of credit.

An increase in product returns could negatively impact the Company’s operating results and profitability.

The Company permits the return of damaged or defective products and accepts limited amounts of non-defective product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been relatively consistent with management’s expectations and the provisions established, future return rates may differ from those experienced in the past, in particular with respect to smart watches. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

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

The Company relies on its information systems to operate all aspects of its business, including, without limitation, order processing, inventory and supply chain management, customer communications, purchasing and financial reporting. Although the Company attempts to take reasonable steps to mitigate the risks to its computer hardware and software systems, including such measures as the use of firewalls, automatically expiring passwords, encryption technology and periodic vulnerability tests, no system can be completely secure, particularly given the increasing threat posed by computer hackers and cyber terrorists. These risks may increase as the Company continues to expand its reliance on cloud services. The Company’s information systems could experience system failures, viruses, security breaches, power outages, network and telecommunications failures, usage errors by our employees, or other events which could disable or significantly impair the systems’ functionality. Additionally, the Company’s systems may fail to operate properly or effectively, experience problems transitioning to upgraded or replacement systems or difficulties in integrating new systems. Any material disruption or slowdown of the Company’s information systems could result in the loss of critical data, the inability to process and properly record transactions and the material impairment of the Company’s ability to conduct business, leading to cancelled orders and lost sales. In addition, the Company’s e-commerce business is vulnerable to additional risks associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. A breach and loss of data could also subject the Company to liability to its customers or suppliers and could also cause competitive harm if sensitive information is publicized. In the event the Company is not successful in responding to these risks and uncertainties, its online sales may decline, the associated costs with its e-commerce activity may increase and its reputation may be damaged. Although the Company maintains an information security risk insurance policy to address many of these risks, such policy may not suffice to prevent a cyber-incident from resulting in a material adverse effect on our business, financial condition and operating results due to various policy limitations and exclusions.

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

We are required to test property plant and equipment and other long-lived assets for impairment as facts and circumstances warrant. Such long-lived assets include significant minority investments by the Company in early-stage growth companies and venture capital funds that invest in such companies, which investments are highly unpredictable. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net sales, growth rates, profitability or discount rates, or other variables. If testing indicates that impairment has occurred, we are required to record a non-cash impairment charge. Should the value of our finite-lived intangible assets, property, plant and equipment and other long-lived assets become impaired, it could have a material adverse effect on our results of operations.

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

The Company conducts business, either directly or indirectly, in numerous countries and accordingly is subject to a multitude of legal requirements impacting the industries in which it operates. Changes to existing laws and regulations or new laws and regulations could impose new requirements and additional costs on the Company and its suppliers, making the Company’s products more costly to produce, forcing the Company to change its existing business practices. Any resulting costs increases could place the Company at a competitive disadvantage as compared to other watch brands and sales of its products could decline, adversely affecting its financial condition and results of operations.

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

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The shift in our business toward e-commerce, and the expansion of our business in certain jurisdictions, and our greater reliance on cloud services may subject us to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving, and the restrictions imposed thereby may increase and are not always clear. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies that may increase restrictions relating to the receipt, transfer and processing of personal data. In addition, foreign court decisions and regulatory actions could impact our ability to receive, transfer and process personal data relating to our employees and direct and indirect customers. For example, in June 2021, the European Commission adopted new standard contractual clauses (“SCCs”) for the transfer of personal data to non-EU countries whose data privacy regimes have not been deemed adequate, including the Unites States. The UK Information Commissioner’s Office is in the process of finalizing UK equivalents to the European SCCs. The Company is in the process of updating its data map to comply with these requirements, a process that is complex and complicated by rapidly evolving and expanding cloud services and solutions. These and other existing and proposed privacy and data protection laws and regulations around the world result and may continue to result in significant compliance risks, operating costs, diverted resources from other initiatives and projects, marketing restrictions, limitations on service offerings, and negative publicity for the Company and may subject it to remedies that may harm its business, including fines, regulatory penalties, orders to modify or cease existing business practices, and significant legal liability. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2022, the Company’s leased facilities individually comprising more than 20,000 square feet were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	February 2025
Paramus, New Jersey	Executive offices	90,100	June 2030
Hong Kong	Watch distribution	44,800	April 2024
Bienne, Switzerland	Corporate functions and watch sales	31,700	June 2023
Bienne, Switzerland	Watch distribution, assembly and repair	20,700	October 2022

The foregoing facilities, as well as 16 additional leased facilities worldwide averaging approximately 5,000 square feet, are used exclusively in connection with the Watch and Accessory Brands segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

Since acquiring Ebel in 2004, the Company owns an architecturally significant building in La Chaux-de-Fonds, Switzerland.

The Company also leases retail space averaging 1,700 square feet per store with leases expiring with various dates through October 2031 for the operation of the Company’s 51 retail outlet locations.

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

Starting in July 2018, the Trump administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs, including watches. U.S. Customs subsequently issued various rulings regarding, among other things, the application of the special tariffs to China-sourced components of watches containing non-Chinese movements. A U.S. Customs ruling effective August 1, 2021 holds that while the special tariff applies to all China-sourced watch bands, the special tariff does not apply to China-sourced watch cases imported as part of a watch containing a non-Chinese movement. Pending greater clarity on the retroactive effect of this ruling, for the time being the Company continues to maintain an accrual for Chinese watch case imports prior to August 1, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 21, 2022, there were 45 holders of record of the Company’s class A common stock and 308 holders of record of the Company’s common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 21, 2022, the closing price of the Company’s common stock was $35.87. Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and, consequently, there is currently no established public trading market for these shares.

During each quarter of fiscal 2022, the Company declared cash dividends on its common stock and class A common stock. Although the Company currently expects to continue to declare cash dividends in the future, the decision as to whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. For dividends declared and paid during fiscal 2022, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock from time to time through November 23, 2024, depending on market conditions, share price and other factors. Under both current share repurchase programs, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the fiscal year ended January 31, 2022, the Company repurchased a total of 686,559 shares of its common stock at a total cost of $22.6 million, or an average of $32.92 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 87,828 shares were repurchased during the fiscal year ended January 31, 2022 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2022.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2021 – November 30, 2021	20,958	$44.14	5,256	$57,800,681
December 1, 2021 – December 31, 2021	91,262	40.98	73,856	54,793,843
January 1, 2022 – January 31, 2022	59,045	40.53	59,045	52,400,746
Total	171,265	$41.21	138,157	$52,400,746

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2022 with that of the S&P SmallCap 600 Index, the Broad Market (NYSE Stock Market – U.S. Companies) and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2017 and the reinvestment of dividends (where applicable).

Comparison of Cumulative Five Year Total Return $250 $200 $150 $100 $50 $0 01/31/16 01/31/17 01/31/18 01/31/19 01/31/20 01/31/21 Movado Group, Inc. S&P SmallCap 600 Index NYSE Composite Index Russell 2000 Index

Company Name / Index	1/31/17	1/31/18	1/31/19	1/31/20	1/31/21	1/31/22
Movado Group, Inc.	100.00	115.03	122.47	68.21	82.23	151.38
S&P SmallCap 600 Index	100.00	116.56	115.11	122.67	151.11	167.20
NYSE (U.S. Companies)	100.00	122.07	115.21	130.84	141.76	167.51
Russell 2000 Index	100.00	117.18	113.05	123.47	160.72	158.78

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales

The Company operates and manages its business in two principal business segments: Watch and Accessory Brands and Company Stores. The Company also operates in two geographic locations: United States and International.

The Company divides its watch and accessory business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Concord®, Ebel®, Olivia Burton® and MVMT® brands. Products in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, Hugo Boss®, Lacoste®, Calvin Klein® and Scuderia Ferrari®.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

52.7% of the Company’s total sales are from international markets (see Note 20 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British Pounds and Swiss Francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States), and Asia account for 33.9%, 7.8%, 6.5% and 4.5%, respectively, of the Company’s total net sales for fiscal 2022. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays; and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 57.9% and 68.8% of the Company’s net sales for the fiscal years ended January 31, 2022 and 2021, respectively.

The Company’s retail operations consist of 47 retail outlet locations in the United States and four locations in Canada.

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

Cost of sales of the Company’s products consists primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, shipping to customers, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland. The Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from three suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. That competitive supplier announced in February 2021 that it will no longer sell mechanical Swiss movements to third parties, although it continues to sell Swiss quartz movements. As a result of this development, the Company currently sources all of its mechanical Swiss movements from a single supplier. Although mechanical movements are only used in a relatively small number of the Company’s watch styles, the elimination of a source of supply could make it more difficult for the Company to satisfy its requirements for mechanical movements. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

Since a significant amount of the Company’s product costs are incurred in Swiss Francs, fluctuations in the U.S. dollar/Swiss Franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss Franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss Franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2022 and 2021.

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

Other Non-Operating Income

The Company recorded other non-operating income of $0.2 million due to the final settlement related to a sale of a building in an international location in the prior year period for the fiscal year ended January 31, 2022.

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

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment periodically and whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flows analysis of such assets, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates. The Company determined that there was no impairment in fiscal 2022.

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

Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost is determined using the average cost method. The Company performs reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts that can be assembled into saleable finished goods, is sold primarily through the Company’s retail outlet locations. The Company retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches. The adjustment to reduce the value of component parts below their cost to their net realizable value is based on the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. Other than as it relates to intangibles, as described above, no impairment charge was recorded in fiscal 2022 or in fiscal 2021, respectively.

Warranties

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company’s expectations and the provisions established. If such costs were to substantially exceed estimates, they could have an adverse effect on the Company’s operating results.

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model which requires that certain assumptions be made to calculate the fair value of each option at the grant date. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk-free interest rate is based on the U.S. treasury note interest rate in effect on the date of grant for the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the Company’s expected average of annualized dividend yields and applied over the expected term of the option. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

In addition to stock options, the Company may also grant stock awards to employees and directors. The stock awards are generally in the form of time-vesting restricted stock unit awards (pursuant to which unrestricted shares of Common Stock are issued to the grantee when the award vests) or performance-based awards (under which vesting occurs only if one or more predetermined financial goals are achieved within the relevant performance period); both are subject to the participant’s continued employment (or board service) with the Company through such vesting date. Stock awards generally are cliff-vested after three years from the date of grant (one year in the case of directors’ awards). The fair value of stock awards is generally equal to the closing price of the Company’s publicly-traded common stock on the grant date.

Compensation expense for all awards is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. This estimate is reflected in the period the stock option and stock awards are either granted or canceled. Expense related to stock options and stock awards compensation is recognized on a straight-line basis over the vesting term and only if the performance condition is probable of being achieved.

Pension Benefit Obligation

The Company sponsors a plan in Switzerland. The pension expense and obligation are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. The Company evaluates these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AAA and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time and is used to calculate the present value of the expected future cash flows for benefit obligations under the pension plan. A decrease in the discount rate increases the present value of pension benefit obligations. The discount rate used to determine the Company’s benefit obligation at January 31, 2022 is 0%. A 25-basis point increase in the discount rate would decrease the present value of pension obligation by approximately $0.5 million at January 31, 2022. The Company considers the current and expected asset allocations of the pension plan, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would not have resulted in a material impact on the Company’s pension expense for fiscal 2022.

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

The Company elected to account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI.

RECENT DEVELOPMENTS AND INITIATIVES

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to materially affect how the Company and its customers and suppliers operate their businesses. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have adversely affected sales of our products, given that those sales are heavily dependent on customer traffic in traditional retail stores, such as those of our wholesale partners, and our Company stores. Such measures have also adversely impacted our supply chain and resulted in late deliveries. In addition, during the 2021 fiscal year and continuing through fiscal 2022, the Company has implemented remote work policies and employed additional safety measures for on-site work. These policies and measures have caused strain for, and may have adversely impacted the productivity of, certain employees.

Although the COVID-19 pandemic's adverse impact on the Company has significantly diminished in recent quarters, the full magnitude of the effects on the Company’s business is difficult to predict at this time, and the pandemic is expected to continue to impact the Company’s results of operations for the foreseeable future. In addition to unpredictable regional resurgences of COVID-19 cases, which often result in the reimposition or tightening of containment and mitigation measures, the ongoing economic impacts and health concerns associated with the pandemic will likely continue to affect supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

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

Russia's Invasion of Ukraine

On February 24, 2022, Russia launched a comprehensive invasion of Ukraine. The invasion and the subsequent economic sanctions imposed by some countries may negatively impact the Company’s revenue to the extent the conflict and the sanctions significantly impact the economic conditions in or our ability to sell products to customers in the affected region. In response to the invasion, the Company decided in March 2022 to suspend all sales to Russia and Belarus. Sales to these two countries are immaterial to the Company’s results of operations. In addition, the conflict could have broader implications on economies outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2022 compared to fiscal 2021 along with a discussion of the changes in financial condition during fiscal 2022. For a discussion of our results of operations in fiscal year 2021 compared to fiscal year 2020, please see “Results of Operations” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 25, 2021.

In light of the COVID-19 pandemic, the Company’s results of operations for fiscal 2022 may not be directly comparable to results for fiscal 2021 or prior fiscal years and may not be indicative of the results that we will experience in fiscal 2023. See “Recent Developments and Initiatives” above. See also “The COVID-19 pandemic has materially affected how we and our customers and suppliers operate, and the duration and extent to which COVID-19, new strains or variants, or other public health threats and epidemics will impact our future results of operations and overall financial performance remains uncertain” under Item 1A. Risk Factors, above.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2022	2021
Watch and Accessory Brands:
United States	$244,204	$157,951
International	382,019	289,411
Company Stores	106,170	59,035
Net sales	$732,393	$506,397

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2022	2021
Watch and Accessory Brands:
Owned brands category	$249,940	$178,173
Licensed brands category	368,354	262,367
After-sales service and all other	7,929	6,822
Total Watch and Accessory Brands	626,223	447,362
Company Stores	106,170	59,035
Consolidated total	$732,393	$506,397

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2022	2021
Net sales	100.0%	100.0%
Gross margin	57.2%	53.4%
Selling, general and administrative expenses	41.2%	50.7%
Impairment of goodwill and intangible assets	0.0%	30.8%
Operating income/(loss)	16.0%	(28.1%)
Gain on sale of a non-operating asset	0.0%	0.3%
Other income	0.1%	0.1%
Interest expense	0.1%	0.4%
Provision/(benefit) for income taxes	3.4%	(6.2%)
Noncontrolling interests	0.1%	0.1%
Net income/(loss) attributable to Movado Group, Inc.	12.5%	(22.0%)

Fiscal 2022 Compared to Fiscal 2021

Net Sales

Net sales in fiscal 2022 were $732.4 million, representing a $226.0 million or 44.6% increase above the prior year. This increase is primarily as a result of the partial recovery from the ongoing COVID-19 pandemic and increased volumes resulting from higher demand. For fiscal 2022, fluctuations in foreign currency exchange rates positively impacted net sales by $9.2 million when compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales in fiscal 2022 in the Watch and Accessory Brands segment were $626.2 million, an increase above the prior year period of $178.9 million, or 40.0%. The increase in net sales was primarily due to the partial recovery from the ongoing COVID-19 pandemic and increased volumes resulting from higher demand with growth in the Company's wholesale customers and in online retail, both in the Company's owned and wholesale customers' e-commerce websites. Prior period net sales were negatively impacted by closures and restrictions affecting the stores of the Company's wholesale customers during a portion of the period due to the COVID-19 pandemic. Some of these restrictions continued into fiscal 2022. There were increases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales in fiscal 2022 in the United States locations of the Watch and Accessory Brands segment were $244.2 million, above the prior year period by $86.3 million, or 54.6%, resulting from net sales increases across all brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic and increased volumes resulting from higher demand with growth in the Company's wholesale customers and in online retail, both in the Company's owned and wholesale customers' e-commerce websites. The net sales recorded in the owned brands category increased by $68.5 million, or 55.6%, and net sales recorded in the licensed brand category increased $17.1 million, or 54.5%.

International Watch and Accessory Brands Net Sales

Net sales in fiscal 2022 in the International locations of the Watch and Accessory Brands segment were $382.0 million, above the prior year by $92.6 million, or 32.0%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $9.2 million when compared to the prior year. The increase in net sales was across most brands in the owned brand category and all brands across the licensed brand category primarily due to the partial recovery from the ongoing COVID-19 pandemic and increased volumes resulting from higher demand with growth in the Company's wholesale customers and in online retail, both in the Company's owned and wholesale customers' e-commerce websites. The net sales increase recorded in the owned brands category was $3.3 million, or 6.0% and is due to sales increases in most regions. The net sales increase in the licensed brands category was $88.9 million, or 38.5%, due to net sales increases across all regions.

Company Stores Net Sales

Net sales in fiscal 2022 in the Company Stores segment were $106.2 million, $47.1 million or 79.8% above the prior year period. The net sales increase is primarily the result of all of the Company's retail stores being open during the period as compared to the closure of the Company’s retail stores during part of the prior year period in response to the COVID-19 pandemic, lessened restrictions on the Company's retail stores during the period as compared to the prior year period, increased volumes resulting from higher demand, the opening of four new retail outlet stores and the growth of the Company's online outlet store at www.movadocompanystore.com. As of January 31, 2022 and 2021, the Company operated 51 and 47 retail outlet locations, respectively.

Gross Profit

Gross profit for fiscal 2022 was $419.1 million or 57.2% of net sales as compared to $270.5 million or 53.4% of net sales in the prior year. The increase in gross profit of $148.6 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in gross margin percentage of approximately 380 basis points for fiscal 2022 resulted primarily from a favorable impact of sales mix of approximately 280 basis points, increased leveraging of certain fixed costs as a result of higher net sales of approximately 60 basis points, a positive impact of fluctuations in foreign exchange rates of approximately 30 basis points and the non-recurrence of a prior year charge related to an increase in inventory reserves in response to the COVID-19 pandemic of approximately 20 basis points, partially offset by an approximately 10 basis point impact due to increased shipping costs. The favorable impact of sales mix is mainly due to an increase in direct-to-consumer sales channels, which produces higher margins, and an increase in net sales of brands with higher gross margins in the owned brands category.

Selling, General and Administrative (“SG&A”)

SG&A expenses in fiscal 2022 were $301.6 million, representing an increase from the prior year of $44.9 million, or 17.5%. The prior year included corporate initiative charges primarily in response to the COVID-19 pandemic of $11.9 million consisting of $8.3 million in severance and payroll related, $1.5 million in the write-off of unrefunded trade show deposits, $1.2 million in other restructuring charges and $0.9 million in additional accounts receivable reserves. The current year includes a reversal in corporate initiative charges due to a $1.1 million change in estimate primarily impacting the accounts receivable reserve due to collection of a previously reserved receivable. Excluding these corporate initiative charges and reversals for both periods, SG&A expenses would have increased $57.9 million primarily from the following factors: higher marketing expenses of $32.0 million; an increase in performance-based compensation of $9.2 million; an increase in payroll related expenses of $8.6 million primarily due to the absence of the furloughing of employees and temporary salary reductions that occurred in the prior year period in response to the COVID-19 pandemic; an increase in credit card fees and sales commissions of $3.4 million due to higher sales in the current year; an increase in consulting and recruiting charges of $1.4 million; an increase in rent and rent-related charges of $1.3 million primarily due to the opening of new company stores and an increase of $1.2 million in donations primarily to the Movado Group Foundation. For the year ended January 31, 2022, fluctuations in foreign currency rates related to the foreign subsidiaries increased SG&A expenses by $2.0 million when compared to the prior year.

Impairment of Goodwill and Intangible Assets

As a result of the economic conditions caused by the response to the COVID-19 pandemic, the Company performed a quantitative assessment of its goodwill and long-lived intangible assets at April 30, 2020. The Company recorded a goodwill impairment of $133.7 million in fiscal 2021 related to the Company’s Watch and Accessory Brands reporting unit as the carrying value of goodwill exceeded the fair value at April 30, 2020. The Company also recorded a $22.2 million impairment charge in fiscal 2021 related to MVMT’s trade name and customer relationships as the carrying amount of these long-lived intangible assets exceeded the fair value. The Company did not record any similar impairment charges in fiscal 2022.

Watch and Accessory Brands Operating Income/(Loss)

For fiscal 2022 the Company recorded operating income of $85.6 million in the Watch and Accessory Brands segment which includes $38.7 million of unallocated corporate expenses as well as $80.5 million of certain intercompany profits related to the Company’s supply chain operations. For fiscal 2021, the Company recorded an operating loss of $152.7 million in the Watch and Accessory Brands segment, which included goodwill and intangible asset impairment charges of $133.7 million and $22.2 million, respectively. Without these charges, for the twelve months ended January 31, 2021, the Company would have generated operating income of $3.2 million which included $29.1 million of unallocated corporate expenses as well as $63.0 million of certain intercompany profits related to the Company’s supply chain operations. In addition to the absence of asset impairments in fiscal 2022, the increase in operating income was the result of an increase in gross profit of $115.4 million, which included corporate initiatives costs in the prior year period of $0.7 million comprising an increase in inventory reserves, partially offset by an increase in SG&A expenses of $33.0 million when compared to the prior year. The increase in gross profit was primarily the result of higher net sales and also a higher gross margin percentage primarily due to a favorable change in sales mix partially offset by increased shipping costs. The favorable impact of sales mix is mainly due to an increase in direct-to-consumer sales channels, which produces higher margins, and an increase in net sales of brands with higher gross margins in the owned brands category. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $11.9 million consisting of $8.3 million in severance and payroll related charges, a $1.5 million write-off of unrefunded trade show deposits, $1.2 million in other restructuring charges and $0.9 million in additional accounts receivable reserves. The current year SG&A expenses include a reversal in certain fiscal 2021 corporate initiatives charges due to a change in estimate of $1.1 million primarily impacting the accounts receivable reserve due to collection of a previously reserved receivable. Excluding these corporate initiative charges and reversals for both periods, SG&A expense would have increased $46.0 million primarily due to the following factors: higher marketing expenses of $27.3 million; an increase in performance-based compensation of $8.7 million; an increase in payroll related expenses of $5.9 million primarily due to the absence of the furloughing of employees and temporary salary reductions that occurred in the prior year period in response to the COVID-19 pandemic; an increase in credit card fees and sales commissions of $1.7 million due to higher sales in the current year; an increase in consulting and recruiting charges of $1.4 million; and an increase of $1.2 million in donations primarily to the Movado Group Foundation. For the twelve months ended January 31, 2022, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating income by $1.7 million when compared to the prior year.

U.S. Watch and Accessory Brands Operating Income/(Loss)

In the United States locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2022, the Company recorded operating income of $9.6 million, which includes unallocated corporate expenses of $38.7 million. For the twelve months ended January 31, 2021 the Company recorded an operating loss of $138.4 million in the United States locations of the Watch and Accessory Brands segment which included goodwill and intangible asset impairment charges of $77.5 million and $22.2 million, respectively. Without these impairment charges, for the twelve months ended January 31, 2021, operating loss would have been $38.7 million, which included unallocated corporate expenses of $29.1 million. In addition to these assets impairments in the prior year, the increase to operating income from operating loss was the result of higher gross profit of $66.2 million, which included corporate initiative costs in the prior year of $0.7 million comprising an increase in inventory reserves, partially offset by an increase in SG&A expenses of $17.9 million when compared to the prior year. The increase in gross profit of $66.2 million was due to higher net sales, combined with a higher gross margin percentage primarily from a favorable impact of sales mix. The favorable impact of sales mix is mainly due to an increase in direct-to-consumer sales channels, which produces higher margins, and an increase in net sales of brands with higher gross margins in the owned brands category. The SG&A expenses for the prior year included $7.3 million of corporate initiatives charges primarily in response to the COVID-19 pandemic and primarily consisting of $6.3 million in severance and payroll related charges and $1.0 million in other restructuring charges. The current year SG&A expenses include a reversal in certain fiscal 2021 corporate initiatives charges due to a change in estimate of $0.1 million. Excluding these corporate initiative charges and reversals from both periods, SG&A expense would have increased $25.3 million due to the following factors: higher marketing expenses of $14.6 million; an increase in performance-based compensation of $7.3 million; an increase in payroll related expenses of $2.9 million primarily due to the absence of the furloughing of employees and temporary salary reductions that occurred in the prior year period in response to the COVID-19 pandemic; an increase of $1.2 million in donations primarily to the Movado Group Foundation; and an increase in credit card fees of $0.9 million due to higher sales in the current year.

International Watch and Accessory Brands Operating Income/(Loss)

In the International locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2022 the Company recorded operating income of $76.0 million, which includes $80.5 million of certain intercompany profits related to the Company’s International supply chain operations. For the twelve months ended January 31, 2021 the Company recorded an operating loss of $14.3 million in the International locations of the Watch and Accessory Brands segment which included goodwill impairment charges of $56.2 million. Without this impairment charge, for the twelve months ended January 31, 2021, the Company would have generated operating income of $41.9 million, which included $63.0 million of certain intercompany profits related to the Company’s supply chain operations. In addition to the goodwill impairment charge, the increase in operating income was primarily related to higher gross profit of $49.2 million, partially offset by higher SG&A expenses of $15.1 million. The increase in gross profit of $49.2 million was primarily due to higher net sales. The SG&A expenses for the prior year included $4.6 million of corporate initiatives charges primarily in response to the COVID-19 pandemic consisting of $2.0 million in severance and payroll related charges, a $1.5 million write-off of unrefunded trade show deposits, $0.9 million in additional accounts receivable reserves and $0.2 million in other restructuring charges. The current year SG&A expenses include a partial reversal of certain fiscal 2021 corporate initiative charges due to a change in estimate of $1.0 million primarily impacting the accounts receivable reserve due to collection of a previously reserved receivable. Excluding these corporate initiative charges and reversals from both periods, SG&A expense would have increased $20.7 million primarily due to the following factors: higher marketing expenses of $12.7 million; an increase in payroll related expenses of $3.0 million primarily due to the absence of the furloughing of employees and temporary salary reductions that occurred in the prior year period in response to the COVID-19 pandemic; an increase in consulting and recruiting charges of $2.2 million; an increase in performance-based compensation of $1.4 million; and an increase in sales commissions of $0.8 million due to higher sales in the current year. Fluctuation in foreign currency exchange rates positively impacted operating income by $1.7 million when compared to the prior year.

Company Stores Operating Income

The Company recorded operating income of $31.9 million and $10.5 million in the Company Stores segment for fiscal 2022 and 2021, respectively. The improvement in operating income of $21.4 million was primarily related to higher gross profit of $33.2 million mainly due to higher sales and a higher gross margin percentage, partially offset by a $11.8 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to higher marketing expenses of $4.7 million; an increase in payroll related expenses of $2.7 million primarily due to company stores being open throughout the period (as compared to the significant closures during the prior year); an increase in credit card fees and sales commissions of $1.7 million due to higher sales in the current year as compared to the prior year; an increase in rent and rent-related expenses of $1.3 million due to the opening of new company stores; and an increase in performance-based compensation of $0.5 million. As of January 31, 2022, and 2021, the Company operated 51 and 47 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.5 million primarily due to the final settlement related to a sale of a building in an international location in the prior year and the non-service components of the Company’s Swiss pension plan for fiscal 2022.

The Company recorded a gain on the sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for fiscal 2021.

The Company recorded other income of $0.4 million primarily due to the non-service components of the Company’s Swiss pension plan for fiscal 2021.

Interest Expense

Interest expense was $0.7 million for fiscal 2022 as compared to $2.0 million for fiscal 2021. The decrease was primarily due to lower weighted average borrowings outstanding under the Company’s revolving credit facility, partially offset by a higher weighted average interest rate and higher unused credit line fees during fiscal 2022 as compared to fiscal 2021.

Income Taxes

The Company recorded an income tax provision of $24.8 million and an income tax benefit of $31.2 million for fiscal 2022 and 2021, respectively.

The effective tax rate for fiscal 2022 was 21.1% and differed from the U.S. statutory tax rate of 21.0% primarily due to U.S. state and local taxes, net of the federal benefit, partially offset by the CARES Act NOL Carryback Provision and related tax effects and foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2021 was 21.9% and differed from the U.S. statutory tax rate of 21.0% primarily due to the CARES Act NOL Carryback Provision and related tax effects, and U.S. state net operating loss carryforwards generated in fiscal 2021, partially offset by impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible.

Net Income/(Loss) Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $91.6 million and net loss attributable to Movado Group, Inc. of $111.5 million for fiscal 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2022 and January 31, 2021, the Company had $277.1 million and $223.8 million, respectively, of cash and cash equivalents. Of this total, $197.4 million and $150.9 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

During fiscal 2021 the Company’s cash generated from operations was negatively impacted due to the COVID-19 pandemic. During fiscal 2021, the Company responded to the pandemic by taking actions to enhance its financial liquidity and flexibility, including minimizing non-essential operating expenses and capital expenditures, applying for available government payroll subsidies, and temporarily suspending the Company’s share repurchase program and regular quarterly dividends. The Company also committed to a restructuring plan during fiscal 2021. Although the COVID-19 pandemic is expected to continue to impact the Company’s results of operations for the foreseeable future, the pandemic’s adverse impact on the Company has significantly diminished in recent quarters, and the Company believes that based on the Company’s current expectations, cash flows from operations and its credit lines and cash on-hand, the Company has adequate funds to support its operating, capital and debt service requirements and expects to maintain compliance with its debt covenants for the next twelve months subsequent to the issuance of the accompanying Consolidated Financial Statements.

At January 31, 2022 the Company had working capital of $402.4 million as compared to $374.0 million at January 31, 2021. The increase in working capital was primarily the result of an increase in cash of $53.3 million and an increase in accounts receivable resulting primarily from higher net sales, partially offset by an increase in accounts payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $130.8 million of cash provided by operating activities for fiscal 2022 as compared to $68.4 million for fiscal 2021. Cash provided by operating activities for fiscal 2022 included net income of $92.6 million, positively adjusted by $20.8 million related to non-cash items. Cash provided by operating activities for fiscal 2022 was impacted by an increase in accounts payable of $18.3 million primarily as a result of timing of payments, a decrease in income taxes receivable of $17.1 million due to a receipt of a U.S. federal income tax refund and an increase in accrued payroll and benefits of $7.3 million primarily due to an increase in accrued performance-based compensation. Cash used in operating activities in fiscal 2022 was impacted by an increase in trade receivables of $18.6 million as a result of higher net sales and an increase in investment in inventories of $15.4 million primarily to support sales growth.

Cash used in investing was $7.9 million for fiscal 2022 as compared to $1.9 million for fiscal 2021. The cash used in fiscal 2022 was primarily related to capital expenditures of $5.7 million primarily due to the Company’s opening of four new stores (two in Canada) and website platform upgrades and $2.0 million of long-term investments. The prior year included proceeds from a sale of a non-operating asset in Switzerland of $1.3 million.

The Company expects that capital expenditures in fiscal 2023 will be approximately $10.0 million as compared to $5.7 million in fiscal 2022. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, website development, computer hardware and software and tooling costs. The Company has the ability to manage its capital expenditures on discretionary projects.

Cash used by financing activities was $66.6 million for fiscal 2022 as compared to $34.4 million for fiscal 2021. The cash used in fiscal 2022 included $22.6 million in stock repurchased in the open market, $22.0 million in dividends paid ($2.3 million of which had been declared in January 2021) repayment of $21.1 million of bank borrowings and $3.1 million in shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards and options, partially offset by $3.4 million received in connection with stock options exercised. Cash used in financing activities for fiscal 2021 included net repayment of bank borrowings of $33.6 million.

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

Effective October 29, 2021, the Company and its lenders entered into an additional amendment (the "Third Amendment") to the Credit Agreement. Among other things, the Third Amendment extends the maturity of the Facility to October 28, 2026; reinstates the 0% LIBOR floor; reduces the commitment fee at certain leverage ratio levels; allows the Company to net up to $25 million of unrestricted cash and cash equivalents held in U.S. accounts from total debt for purposes of determining the leverage ratio for financial covenant and other purposes; and increases the Company's general basket for making investments under the Credit Agreement's operating covenants. The foregoing summary of the Third Amendment is qualified by reference to the full text of the amendment, which is attached as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2021 and incorporated herein by reference.

As of January 31, 2022, and January 31, 2021, there was zero and $21.2 million (of which $10 million was denominated in Swiss Francs), respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2022 and January 31, 2021. At January 31, 2022, the letters of credit have expiration dates through May 31, 2022. As of January 31, 2022, and January 31, 2021, availability under the Facility was $99.7 million and $78.5 million, respectively. For additional information regarding the Facility, see Note 9 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the facility of $4.8 million and $53.1 million, with a weighted average interest rate of 2.79% and 2.59% during fiscal 2022 and 2021, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2022, and 2021, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.0 million and $7.3 million, respectively. As of January 31, 2022, and 2021, there were no borrowings against these lines. As of January 31, 2022, and 2021, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million and $1.3 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.4 million and $1.7 million during fiscal 2022 and 2021, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and may be called upon to satisfy capital calls in respect of the remaining $19.5 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

On January 11, 2021, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which was paid on February 5, 2021 in the amount of $2.3 million, to shareholders of record on January 21, 2021. The Company paid additional cash dividends of $0.20 per share or $4.6 million during the three months ended April 30, 2021, $0.20 per share or $4.7 million during the three months ended July 31, 2021, $0.20 per share or $4.6 million during the three months ended October 31, 2021 and $0.25 per share or $5.7 million during the three months ended January 31, 2022. The Company did not pay cash dividends during fiscal 2021. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During fiscal 2022, the Company repurchased a total of 686,559 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $22.6 million, or an average of $32.92 per share. At January 31, 2022, $2.4 million remains available for purchase under the Company’s March 25, 2021 repurchase program and all $50.0 million remains available for purchase under the Company's November 23, 2021 repurchase program. During fiscal 2021, the Company did not repurchase any shares of its common stock.

CONTRACTUAL OBLIGATIONS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating and Finance Lease Obligations (1)	$86,549	$16,423	$28,823	$19,959	$21,344
Purchase Obligations (2)	118,211	118,211	—	—	—
Other Long-Term Obligations (3)	294,829	71,170	130,743	92,916	—
Transition Tax (4)	19,241	2,264	9,903	7,074	—
Total Contractual Obligations	$518,830	$208,068	$169,469	$119,949	$21,344

(1)
Includes store operating and finance leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts only include future minimum lease payments and exclude direct operating costs.
(2)
The Company had outstanding purchase obligations with suppliers at the end of fiscal 2022 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.
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

Management’s estimate of contributions the Company will make to its Swiss pension plan for the fiscal year ending 2023 is approximately $1.2 million. In addition, total benefit payments to be paid to participants in the Swiss pension plan for the fiscal year ending 2023 from the Company’s plan are estimated to be approximately $0.3 million.

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

As of January 31, 2022, the Company’s entire net forward contracts hedging portfolio consisted of 7.4 million Chinese Yuan equivalent, 28.0 million Swiss Francs equivalent, 16.2 million US Dollars equivalent, 37.5 million Euros equivalent (including 18.0 million Euros designated as cash flow hedges) and 1.5 million British Pounds equivalent with various expiry dates ranging through July 13, 2022, compared to a portfolio of 29.4 million Chinese Yuan equivalent, 6.0 million Swiss Francs equivalent, 10.9 million US Dollars equivalent, 16.6 million Euros equivalent and 0.7 million British Pounds equivalent with various expiry dates ranging through May 19, 2021, as of January 31, 2021. If the Company were to settle its Swiss Franc forward contracts at January 31, 2022, the net result would be a $0.1 million loss. If the Company were to settle its Euro forward contracts at January 31, 2022, the net result would be a $0.1 million gain. As of January 31, 2022, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss. The Company had no cash flow hedges as of January 31, 2021.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2022 and 2021; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at January 31, 2022 and 2021 totaled zero and $21.2 million (of which 10 million was denominated in Swiss Francs), respectively. For fiscal 2022, the Company had weighted average borrowings of $4.8 million with a weighted average interest rate of 2.79%. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during fiscal 2022, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $48,000 for the fiscal year ended January 31, 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under "Index to Consolidated Financial Statements - Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2022 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2022 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2022 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2022 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2022 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2022 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2022 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report
1.
Financial Statements:

See Index to Consolidated Financial Statements on page 43 included in Item 8 of Part II of this annual report.

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
4.3

Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004. *

4.4

Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S. and Swiss subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent (the “Corporate Credit Agreement”). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 filed on December 4, 2018. *

4.5

Second Amendment to the Corporate Credit Agreement, dated June 5, 2020 and effective as of April 30, 2020. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 filed on June 9, 2020. *

4.6

Consent dated January 11, 2021 related to the Corporate Credit Agreement’s restricted payments covenant. Incorporated herein by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2021 filed on March 25, 2021.*

4.7

Third Amendment to the Corporate Credit Agreement, dated October 12, 2021. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 filed on November 23, 2021.*

4.8

Security and Pledge Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Grantors, and Bank of America, N.A., as administrative agent. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 5, 2015. *

10.1

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 4, 2013. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. **

10.2

Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

10.3

Form of Option Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

10.4

Movado Group Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2013. Incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. **

10.5

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001.

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

10.16

Second Amendment dated August 25, 2021, to the Amended and Restated License Agreement with Tapestry, Inc. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 31, 2021.

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

10.19

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

10.23

Amendment No.3, dated October 13, 2021, to the Amended and Restated License Agreement with Ferrari S,p.A. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 19, 2021.

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

101

The following financial information from Movado Group, Inc.’s Form 10-K for the year ended January 31, 2022 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts and Reserves. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

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

MOVADO GROUP, INC. (Registrant)
Dated: March 24, 2022	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 24, 2022	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 24, 2022	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Executive Vice President, Chief Operating Officer, Chief Financial Officer
and Principal Accounting Officer

Dated: March 24, 2022	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 24, 2022	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 24, 2022	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 24, 2022	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 24, 2022	/s/ Ann Kirschner
Ann Kirschner
Director

Dated: March 24, 2022	/s/ Maya Peterson
Maya Peterson
Director

Dated: March 24, 2022	/s/ Stephen Sadove
Stephen Sadove
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2022 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Component Parts Inventory

As described in Notes 1 and 7 to the consolidated financial statements, inventory is valued at the lower of cost or net realizable value. The Company performs reviews of its on-hand inventory, including component parts, to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. As of January 31, 2022, the Company’s component parts inventory balance was $29.8 million. As disclosed by management, the Company retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches. The adjustment to reduce the value of component parts below their cost to their net realizable value is based on the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service.

The principal considerations for our determination that performing procedures relating to the valuation of component parts inventory is a critical audit matter are (i) the significant judgment by management when determining the valuation of component parts inventory and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of component parts inventory. These procedures also included, among others, testing management’s process for determining the valuation of component parts inventory, which included (i) evaluating the appropriateness of management’s valuation methodology; (ii) testing the completeness and accuracy of underlying data used in the valuation; and (iii) evaluating the reasonableness of the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service. Evaluating the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service involved evaluating the reasonableness considering (i) management’s process for determining the timing of when a component part is no longer associated with a watch that is being manufactured; (ii) historical utilization of component parts for after-sales service; (iii) the Company’s objectives and strategies; (iv) consistency with external market and industry data; and (v) consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 24, 2022

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$277,128	$223,811
Trade receivables, net	91,558	76,931
Inventories	160,283	152,580
Other current assets	16,974	23,479
Income taxes receivable	7,941	24,850
Total current assets	553,884	501,651
Property, plant and equipment, net	19,470	22,349
Operating lease right-of-use assets	68,599	76,070
Deferred and non-current income taxes	42,596	42,507
Other intangibles, net	13,507	17,081
Other non-current assets	63,104	59,599
Total assets	$761,160	$719,257
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,011	$28,187
Accrued liabilities	48,522	51,124
Accrued payroll and benefits	25,117	18,047
Current operating lease liabilities	13,693	15,861
Income taxes payable	18,123	14,452
Total current liabilities	151,466	127,671
Loans payable to bank	—	21,230
Deferred and non-current income taxes payable	19,614	21,895
Non-current operating lease liabilities	62,730	68,412
Other non-current liabilities	50,264	50,115
Total liabilities	284,074	289,323
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	2,311	2,600
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,633,025 and 28,078,241 shares issued and outstanding, respectively	286	281
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,524,805 and 6,610,509 shares issued and outstanding, respectively	65	65
Capital in excess of par value	222,615	214,043
Retained earnings	413,587	341,641
Accumulated other comprehensive income	85,295	92,540
Treasury Stock, 12,266,978 and 11,492,591 shares, respectively, at cost	(249,040)	(223,306)
Total Movado Group, Inc. shareholders' equity	472,808	425,264
Noncontrolling interest	1,967	2,070
Total equity	474,775	427,334
Total liabilities, redeemable noncontrolling interest and equity	$761,160	$719,257

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2022	2021	2020
Net sales	$732,393	$506,397	$700,966
Cost of sales	313,328	235,898	326,077
Gross profit	419,065	270,499	374,889
Selling, general and administrative	301,574	256,707	331,898
Impairment of goodwill and intangible assets (Note 6)	-	155,919	—
Total operating expenses	301,574	412,626	331,898
Operating income/(loss)	117,491	(142,127)	42,991
Non-operating income/(expense):
Other income (Note 19)	530	387	86
Gain on sale of a non-operating asset	—	1,317	—
Change in contingent consideration (Note 12)	—	—	15,356
Interest expense	(688)	(1,959)	(930)
Income/(loss) before income taxes	117,333	(142,382)	57,503
Provision/(benefit) for income taxes (Note 14)	24,774	(31,188)	15,124
Net income/(loss)	92,559	(111,194)	42,379
Less: Net income/(loss) attributable to noncontrolling interest	960	324	(320)
Net income/(loss) attributable to Movado Group, Inc.	$91,599	$(111,518)	$42,699

Basic income/(loss) per share:
Weighted basic average shares outstanding	23,190	23,239	23,123
Net income/(loss) per share attributable to Movado Group, Inc.	$3.95	$(4.80)	$1.85
Diluted income/(loss) per share:
Weighted diluted average shares outstanding	23,679	23,239	23,297
Net income/(loss) per share attributable to Movado Group, Inc.	$3.87	$(4.80)	$1.83

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
Net income/(loss)	$92,559	$(111,194)	$42,379
Other comprehensive income/(loss):
Net unrealized gain on investments, net of tax provision of $16, $0 and $2, respectively	48	—	5
Net change in effective portion of hedging contracts, net of tax provision of $38	194	—	—
Amortization of prior service cost, net of tax provision of $16, $6 and $15, respectively	57	23	53
Net actuarial gain/(loss) arising during period, net of tax provision/(benefit) of $249, ($98) and ($15), respectively	897	(354)	(52)
Foreign currency translation adjustments	(8,441)	7,821	4,537
Total other comprehensive (loss)/income, net of taxes	(7,245)	7,490	4,543
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	960	324	(320)
Foreign currency translation adjustments	(420)	474	(143)
Total comprehensive income/(loss) attributable to noncontrolling interests	540	798	(463)
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$84,774	$(104,502)	$47,385

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net income/(loss)	$92,559	$(111,194)	$42,379
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	155,919	—
Non-cash corporate initiatives	(926)	3,722	—
Change in contingent consideration	—	—	(15,356)
Gain on sale of a non-operating asset	—	(1,317)	—
Depreciation and amortization	12,463	14,112	16,381
Transactional (gains)/losses	(808)	(836)	1,457
Provision for inventories and accounts receivable	4,795	3,786	3,152
Deferred income taxes	(208)	(18,292)	4,352
Stock-based compensation	4,952	5,089	6,373
Cost savings initiatives	—	—	(320)
Other	561	126	923
Changes in assets and liabilities:
Trade receivables	(18,550)	2,424	5,908
Inventories	(15,436)	21,596	(5,549)
Other current assets	2,054	2,261	8,103
Income taxes receivable	17,089	(21,037)	(7,394)
Accounts payable	18,269	(7,811)	(3,642)
Accrued liabilities	1,368	4,480	(4,944)
Accrued payroll and benefits	7,263	11,344	(12,469)
Income taxes payable	1,430	2,142	(5,393)
Other non-current assets	3,258	1,323	(2,398)
Other non-current liabilities	681	573	507
Net cash provided by operating activities	130,814	68,410	32,070
Cash flows from investing activities:
Capital expenditures	(5,656)	(3,018)	(12,713)
Long-term investments	(1,967)	—	—
Proceeds from sale of a non-operating asset	—	1,317	—
Trademarks and other intangibles	(291)	(164)	(255)
Acquisitions, net of cash acquired	—	—	(639)
Proceeds from sale of an asset held for sale	—	—	240
Net cash used in investing activities	(7,914)	(1,865)	(13,367)
Cash flows from financing activities:
Repayments of bank borrowings	(21,140)	(64,465)	—
Proceeds from bank borrowings	—	30,879	—
Dividends paid	(21,973)	—	(18,400)
Stock repurchase	(22,599)	—	(4,199)
Distribution of noncontrolling interest earnings	(1,230)	—	—
Contributions from noncontrolling interest	298	—	—
Stock awards and options exercised and other changes	324	(497)	(1,266)
Debt issuance cost	(294)	(300)	—
Net cash used in financing activities	(66,614)	(34,383)	(23,865)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,993)	5,823	1,141
Net increase (decrease) in cash, cash equivalents and restricted cash	53,293	37,985	(4,021)
Cash, cash equivalents and restricted cash at beginning of year	224,423	186,438	190,459
Cash, cash equivalents and restricted cash at end of year	$277,716	$224,423	$186,438
Non-cash financing activities:
Dividends declared but not paid	$-	$2,320	$-
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$277,128	$223,811	$185,872
Restricted cash included in other non-current assets	588	612	566
Cash, cash equivalents, and restricted cash	$277,716	$224,423	$186,438

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, January 31, 2019	$—	$277	$65	$201,814	$431,180	$80,507	$(217,188)	$—	$496,655	$3,721
Net income/(loss) attributable to Movado Group, Inc.					42,699			107	42,806	(427)
Dividends ($0.80 per share)					(18,400)				(18,400)
Stock options exercised		2		154			(1,422)		(1,266)
Joint venture purchase								614	614
Stock repurchase							(4,199)		(4,199)
Supplemental executive retirement plan				132					132
Stock-based compensation expense				6,373					6,373
Net unrealized gain on investments, net of tax provision of $2						5			5
Amortization of prior service cost, net of tax provision of $15						53			53
Net actuarial loss during period, net of tax benefit of $15						(52)			(52)
Foreign currency translation adjustment (3)						4,537		(14)	4,523	(129)
Balance, January 31, 2020	—	279	65	208,473	455,479	85,050	(222,809)	707	527,244	3,165
Net (loss)/income attributable to Movado Group, Inc.					(111,518)			1,191	(110,327)	(867)
Dividends ($0.10 per share) (4)					(2,320)				(2,320)
Stock options exercised		2		(2)			(497)		(497)
Supplemental executive retirement plan				141					141
Stock-based compensation expense (5)				5,431					5,431
Net unrealized loss on investments, net of tax benefit of $0									-
Amortization of prior service cost, net of tax provision of $6						23			23
Net actuarial loss during period, net of tax benefit of $98						(354)			(354)
Foreign currency translation adjustment (3)						7,821		172	7,993	302
Balance, January 31, 2021	—	281	65	214,043	341,641	92,540	(223,306)	2,070	427,334	2,600
Net income/(loss) attributable to Movado Group, Inc.					91,599			1,023	92,622	(63)
Dividends ($0.85 per share)					(19,653)				(19,653)
Distribution of noncontrolling interest earnings								(1,230)	(1,230)
Joint venture purchase								298	298
Stock options exercised		5		3,454			(3,135)		324
Stock repurchase							(22,599)		(22,599)
Supplemental executive retirement plan				166					166
Stock-based compensation expense				4,952					4,952
Net unrealized gain on investments, net of tax provision of $16						48			48
Net change in effective portion of hedging contracts, net of tax provision of $38						194			194
Amortization of prior service cost, net of tax provision of $16						57			57
Net actuarial gain arising during period, net of tax provision of $249						897			897
Foreign currency translation adjustment (3)						(8,441)		(194)	(8,635)	(226)
Balance, January 31, 2022	$—	$286	$65	$222,615	$413,587	$85,295	$(249,040)	$1,967	$474,775	$2,311

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

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands across most price categories of the watch industry. In fiscal 2022, the Company marketed the following distinct brands of watches: Movado, Concord, Ebel, Olivia Burton, MVMT, Coach, Tommy Hilfiger, Hugo Boss, Lacoste, Calvin Klein and Scuderia Ferrari. The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

Movado (with the exception of certain Movado collections), Ebel and Concord watches, as well as a limited number of Calvin Klein watch styles, are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. Movado smart watches include connected technology licensed from third parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Scuderia Ferrari, Tommy Hilfiger and most Calvin Klein watches are manufactured by independent contractors in Asia. The Company’s jewelry and other accessories are manufactured by independent contractors in Asia and, to a lesser extent, the United States.

In addition to its sales to trade customers and independent distributors, the Company sells directly to consumers via its e-commerce platforms and also operates 47 retail outlet locations throughout the United States and four in Canada, through which it sells current and discontinued models and factory seconds of all of the Company’s watches.

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

Included in Trade receivables include amounts due from trade customers including department stores, jewelry store chains, independent jewelers, third-party e-commerce retailers and payment processors used by the Company's owned e-commerce websites. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of reserves for expected credit losses, returns and allowances of $26.4 million and $26.8 million at January 31, 2022 and 2021, respectively. Additionally, zero and $2.4 million of receivables and allowances were recorded in non-current assets as of January 31, 2022 and 2021, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $5.6 million and $3.8 million at January 31, 2022 and 2021, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores and third-party e-commerce retailers. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2022, except for those accounts provided for in the allowance for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

No single customer accounted for more than 10% of net sales during any of the years in the three-year period ended January 31, 2022. No single customer accounted for more than 10% of the Company’s account receivable balance at January 31, 2022 or 2021.

Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost is determined using the average cost method. The Company performs reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts that can be assembled into saleable finished goods, is sold primarily through the Company’s retail outlet locations. The Company retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches. The adjustment to reduce the value of component parts below their cost to their net realizable value is based on the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service.

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

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit. See Note 6 for further discussion.

At January 31, 2022 and 2021 goodwill was zero.

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment periodically and whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flows analysis of such assets, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates. The Company determined that there was no impairment in fiscal 2022.

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit. See Note 6 for further discussion.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. Other than as it relates to intangibles, as discussed in Note 6, no impairment charge was recorded in fiscal 2022 or in fiscal 2021.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in such companies. The Company will regularly evaluate the carrying value of its investments. There were no adjustments to the original cost value during fiscal 2022. The amounts are recorded in Other non-current assets in the Consolidated Balance Sheet at January 31, 2022.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Franc and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each fiscal quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effective testing. Hedge accounting is discontinued if it is determined that the derivative is not highly effective.

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

All of the Company’s derivative instruments have fair values which can be determined directly or indirectly based on available market data. The Company does not enter into any derivative instruments for trading purposes.

Revenue Recognition

Wholesale revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration. The Company considers transfer of control passes to the wholesale customer upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Control passes to outlet store customers at the time of sale and to substantially all e-commerce customers upon shipment. Prior to January 1, 2021, the requirement for recognizing revenue for e-commerce was met upon delivery to the customer. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether significant risks and rewards for the goods belong with the customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established.

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

Cost of Sales

Cost of sales of the Company’s products consist primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, shipping to customers, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland. The Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches, as well as certain Calvin Klein watch styles, are purchased from three suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. That competitive supplier announced in February 2021 that it will no longer sell mechanical Swiss movements to third parties, although it continues to sell Swiss quartz movements. As a result of this development, the Company currently sources all of its mechanical Swiss movements from a single supplier. Although mechanical movements are only used in a relatively small number of the Company’s watch styles, the elimination of a source of supply could make it more difficult for the Company to satisfy its requirements for mechanical movements.

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

Warranty Costs

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase. In addition, the warranty period is five years for the gold plating for Movado watch cases and bracelets. When changes in warranty costs are experienced, the Company will adjust the warranty liability as required. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company’s expectations and the provisions established. If such costs were to substantially exceed estimates, they could have an adverse effect on the Company’s operating results.

Warranty liability, included in accrued liabilities in the consolidated balance sheets, and activity for the fiscal years ended January 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
Balance, beginning of year	$2,411	$2,634	$2,703
Provision charged to operations	1,885	1,760	2,203
Settlements made	(2,182)	(1,983)	(2,272)
Balance, end of year	$2,114	$2,411	$2,634

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, customer acquisition costs, production costs, costs of point of sale materials and displays and internal payroll related costs. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2022, 2021 and 2020 was $119.1 million, $85.5 million and $135.3 million, respectively.

Included in other current assets and non-current assets in the consolidated balance sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials and to a lesser extent licensing agreements and sponsorships. Prepaid advertising accounted for $0.6 million and $6.6 million in other current assets at January 31, 2022 and 2021, respectively. Prepaid advertising accounted for $3.3 million and $2.6 million in other non-current assets at January 31, 2022 and 2021, respectively.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $1.9 million, $1.6 million and $2.5 million for fiscal years 2022, 2021 and 2020, respectively. The costs related to shipping and handling were $13.0 million, $10.0 million and $12.8 million for fiscal years 2022, 2021 and 2020, respectively. The amounts charged and incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

		Fiscal Years Ended January 31,
	2022	2021	2020
Weighted average common shares outstanding:
Basic	23,190	23,239	23,123
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	489	—	174
Diluted	23,679	23,239	23,297

For the fiscal years ended January 31, 2022, 2021 and 2020, approximately 237,000, 904,000 and 447,000 respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the fiscal year ended January 31, 2021, the Company also had approximately 110,000 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model which requires that certain assumptions be made to calculate the fair value of each option at the grant date. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk-free interest rate is based on the U.S. treasury note interest rate in effect on the date of grant for the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the Company’s expected average of annualized dividend yields and applied over the expected term of the option. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

In addition to stock options, the Company may also grant stock awards to employees and directors. The stock awards are generally in the form of time-vesting restricted stock unit awards (pursuant to which unrestricted shares of Common Stock are issued to the grantee when the award vests) or performance-based awards (under which vesting occurs only if one or more predetermined financial goals are achieved within the relevant performance period); both are subject to the participant’s continued employment (or board service) with the Company through such vesting date. Stock awards generally are cliff-vested after three years from the date of grant (one year in the case of directors’ awards). The fair value of stock awards is generally equal to the closing price of the Company’s publicly-traded common stock on the grant date.

Compensation expense for all awards is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered as well as awards expected to be paid in cash. This estimate is reflected in the period the stock option and stock awards are either granted or canceled. Expense related to stock options and stock awards compensation is recognized on a straight-line basis over the vesting term and only if the performance condition is probably of being achieved.

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

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to materially affect how the Company and its customers and suppliers operate their businesses. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have adversely affected sales of our products, given that those sales are heavily dependent on customer traffic in traditional retail stores, such as those of our wholesale partners, and our Company stores. Such measures have also adversely impacted our supply chain, resulted in late deliveries and have increased shipping costs. In addition, during the 2021 fiscal year and continuing through fiscal 2022, the Company has implemented remote work policies and employed additional safety measures for on-site work. These policies and measures have caused strain for, and may have adversely impacted the productivity of certain employees.

Although the COVID-19 pandemic's adverse impact on the Company has significantly diminished in recent quarters, the full magnitude of the effects on the Company’s business is difficult to predict at this time and the pandemic is expected to continue to impact the Company’s results of operations for the foreseeable future. In addition to unpredictable regional resurgences of COVID-19 cases which often result in the reimposition or tightening of containment and mitigation measures, the ongoing economic impacts and health concerns associated with the pandemic will likely continue to affect supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

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

NOTE 4 – JOINT VENTURES

India

In order to more cost effectively market and distribute the Company’s products to customers in India, on October 4, 2021, the Company entered into a joint venture agreement with Bizotico, an Indian company that historically distributed certain of the Company’s products in that country. The agreement governs the establishment of a joint venture, MGI Distribution Private Limited (“MGI India”), and sets out the terms governing the Company’s and Bizotico’s relationship as shareholders of MGI India, and terms on which the joint venture will be managed.

On January 24, 2022, the Company contributed approximately 89 million Indian rupees (equivalent to approximately $1.2 million US dollars) to the joint venture and became an 80% shareholder and the minority shareholder Bizotico contributed approximately 22 million Indian rupees (equivalent to approximately $0.3 million US dollars). The Company controls all of the significant participating rights of the joint venture. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in MGI India, the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s Consolidated Financial Statements since the date of establishment within the Watch and Accessory Brands segment. Bizotico’s interest is reflected in Net income attributable to noncontrolling interest in the Consolidated Statements of Operations and Noncontrolling interest in the Consolidated Balance Sheets. As of January 31, 2022, all amounts in the Consolidated Financial Statements related to MGI India were immaterial.

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

The Company contributed 0.9 million Australian dollars (equivalent to approximately $0.6 million U.S. dollars) to the joint venture and is a 51% interest holder. The Company controls all of the significant participating rights of the joint venture. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in MGDL, the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s Consolidated Financial Statements since the date of acquisition within the Watch and Accessory Brands segment. GDL’s interest is reflected in Net income attributable to noncontrolling interest in the Consolidated Statements of Operations and Noncontrolling interest in the Consolidated Balance Sheets. As of January 31, 2021, all amounts in the Consolidated Financial Statements related to MGDL were immaterial.

NOTE 5 – RESTRUCTURING PROVISION

On June 29, 2020, the Company committed to a Restructuring Plan as part of the Company’s corporate initiatives to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Restructuring Plan was substantially completed during the second quarter of fiscal 2021, although cash severance will be paid over a period of time with the final $0.2 million to be paid in fiscal 2023. Of the total $12.6 million provision incurred in fiscal 2021, $8.5 million has been paid out through fiscal 2022 ($6.7 million of which was paid out during fiscal 2021), approximately $0.2 million is expected to result in cash payments during fiscal 2023 with the remaining $0.1 million resulting in non-cash use ($0.7 million and $2.1 million had been used in fiscal 2022 and 2021, respectively).

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the twelve months ended January 31, 2022 (in thousands):

	Balance January 31, 2021	Recovery	Non-Cash Use	Cash Payments	Balance January 31, 2022
Restructuring Plan:
Severance and Employee Related (1)	$2,378	$(133)	$(343)	$(1,722)	$180
Other	51	(5)	(36)	(10)	—
Other Corporate Initiatives:
Severance and Employee Related	—	—	—	—	—
Inventory (3)	407	—	(300)	—	107
Accounts receivable (4)	926	(926)	—	—	—
Other	19	—	—	(19)	—
Total	$3,781	$(1,064)	$(679)	$(1,751)	$287

A summary rollforward of the provision related to the Company's corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the twelve months ended January 31, 2021 (in thousands):

	Balance January 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance January 31, 2021
Restructuring Plan:
Severance and Employee Related	$—	$7,331	$—	$(4,953)	$2,378
Other (2)	—	975	(315)	(609)	51
Other Corporate Initiatives:
Severance and Employee Related	—	923	—	(923)	—
Inventory (3)	—	691	(284)	—	407
Accounts receivable (4)	—	926	—	—	926
Other (2)	—	1,783	(1,517)	(247)	19
Total	$—	$12,629	$(2,116)	$(6,732)	$3,781

The following amounts are included in the Consolidated Balance Sheet at January 31, 2022:

(1)
$0.2 million included in Accrued payroll and benefits.
(2)
Balance included in Accrued liabilities. Included in non-cash use is approximately a $1.5 million write-off related to unrefunded deposits for a canceled global customer event.
(3)
Reserve included in Inventories.
(4)
During fiscal 2022, the Company collected fully on a customer account previously reserved as part of the corporate initiative. The reserve had been included in Trade receivables, net.

The corporate initiative costs by operating segment are as follows:

	For the Twelve Months Ended January 31, 2022 (Income)	For the Twelve Months Ended January 31, 2021 Provision
Watch and Accessory Brands:
United States	$(99)	$7,994
International	(965)	4,635
Total Watch and Accessory Brands	(1,064)	12,629
Total Company Stores	—	—
Total Consolidated	$(1,064)	$12,629

Cost of sales	$-	$735
Selling, general and administrative	(1,064)	11,894
Total	$(1,064)	$12,629

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

There were no triggering events during fiscal 2022.

The changes in the carrying amount of other intangible assets during the fiscal years ended January 31, 2022, 2021 and 2020 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	6	10
Balance at January 31, 2019	$34,771	$12,181	$1,231	$48,183
Additions	—	—	255	255
Amortization	(3,723)	(1,991)	(377)	(6,091)
Foreign exchange impact	27	(36)	21	12
Balance at January 31, 2020	31,075	10,154	1,130	42,359
Impairment	(18,595)	(3,570)	—	(22,165)
Additions	—	—	164	164
Amortization	(1,888)	(1,656)	(295)	(3,839)
Foreign exchange impact	268	240	54	562
Balance at January 31, 2021	10,860	5,168	1,053	17,081
Additions	—	—	291	291
Amortization	(1,633)	(1,685)	(258)	(3,576)
Foreign exchange impact	(127)	(134)	(28)	(289)
Balance at January 31, 2022	$9,100	$3,349	$1,058	$13,507

(1)
Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending January 31,	(in thousands)
2023	$3,494
2024	2,603
2025	1,969
2026	1,958
2027	1,924
Thereafter	1,559
Total estimated future amortization expense	$13,507

NOTE 7 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2022	2021
Finished goods	$128,119	$117,382
Component parts	29,759	30,599
Work-in-process	2,405	4,599
	$160,283	$152,580

The Company corrected the previously disclosed balances of Finished goods and Component parts to increase Finished goods by $10.1 million and reduce Component parts by a corresponding amount.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows (in thousands):

	As of January 31,
	2022	2021	Estimated Useful Lives
Land and buildings	$1,288	$1,311	40 years for buildings
Furniture and equipment	57,405	56,808	4 to 10 years
Computer software	33,006	31,323	5 to 10 years
Leasehold improvements	38,831	37,957	Lesser of lease term or useful life
Design fees and tooling costs	2,044	3,176	3 years
	132,574	130,575
Less: Accumulated depreciation and amortization	(113,104)	(108,226)
Property, plant and equipment, net	$19,470	$22,349

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2022, 2021 and 2020 was $8.6 million, $10.0 million and $10.1 million, respectively, which includes computer software amortization expense for fiscal 2022, 2021 and 2020 of $1.6 million, $2.1 million and $2.4 million, respectively.

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

Effective October 29, 2021, the Company and its lenders entered into an additional amendment (the "Third Amendment") to the Credit Agreement. Among other things, the Third Amendment extends the maturity of the Facility to October 28, 2026; reinstates the 0% LIBOR floor; reduces the commitment fee at certain leverage ratio levels; allows the Company to net up to $25 million of unrestricted cash and cash equivalents held in U.S. accounts from total debt for purposes of determining the leverage ratio for financial covenant and other purposes; and increases the Company's general basket for making investments under the Credit Agreement's operating covenants.

As of January 31, 2022, and January 31, 2021, there was zero and $21.2 million (of which $10 million was denominated in Swiss Francs), respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2022 and January 31, 2021. At January 31, 2022, the letters of credit have expiration dates through May 31, 2022. As of January 31, 2022, and January 31, 2021, availability under the Facility was $99.7 million and $78.5 million, respectively.

The Company had weighted average borrowings under the Facility of $4.8 million and $53.1 million, with a weighted average interest rate of 2.79% and 2.59% during fiscal 2022 and 2021, respectively.

Borrowings under the Credit Agreement bear interest at rates based on either LIBOR (or comparable or successor rate) or a specified base rate, as selected periodically by the Company. The LIBOR-based loans bear interest at LIBOR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of January 31, 2022, the Company’s spreads were 1.00% over LIBOR and 0.00% over the base rate. As of January 31, 2021, the Company’s spreads were 2.75% over LIBOR and 1.75% over the base rate.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower, except that the Swiss Borrowers are not liable for, nor do they guarantee, the obligations of the U.S. Borrowers. In addition, the Borrowers’ obligations under the Facility are secured by first-priority liens, subject to permitted liens, on substantially all of the U.S. Borrowers’ assets other than certain excluded assets. The Swiss Borrowers do not provide collateral to secure the obligations under the Facility. The security agreement contains customary representations and warranties and covenants relating to the creation and perfection of security interests in favor of the Agent over various categories of the U.S. Borrowers’ assets.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2022, and 2021, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.0 million and $7.3 million, respectively. As of January 31, 2022, and 2021, there were no borrowings against these lines. As of January 31, 2022, and 2021, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million and $1.3 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

During fiscal 2022, the Company incurred and capitalized $0.4 million of fees related to the amendment done in fiscal 2022 described above. In addition, during fiscal 2021, the Company incurred and capitalized $0.3 million of fees related to the amendment. These fees, along with the unamortized fees of $1.0 million paid related to the amendment done in fiscal 2019 and the base Credit Agreement, are being amortized on a straight-line basis over 60 months, the revised term of the facility and are included in other non-current assets on the consolidated balance sheets.

Cash paid for interest, including unused commitment fees, during fiscal 2022, 2021 and 2020 was $0.4 million, $1.7 million and $0.7 million, respectively.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of January 31, 2022, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 18.0 million Euros equivalent with various expiry dates ranging through May 27, 2022. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of January 31, 2022, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 7.4 million Chinese Yuan equivalent, 28.0 million Swiss Francs equivalent, 16.2 million US dollars equivalent, 19.5 million Euros equivalent and 1.5 million British Pounds equivalent with various expiry dates ranging through July 13, 2022. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the consolidated balance sheets as of January 31, 2022 and 2021 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2022 Fair Value	2021 Fair Value	Balance Sheet Location	2022 Fair Value	2021 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$154	$—	Accrued Liabilities	$30	$—
Total Derivative Instruments		$154	$—		$30	$—

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2022 Fair Value	2021 Fair Value	Balance Sheet Location	2022 Fair Value	2021 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$43	$—	Accrued Liabilities	$140	$13
Total Derivative Instruments		$43	$—		$140	$13

As of January 31, 2022 and 2021, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income were $0.2 million and zero, respectively. For the fiscal years ended January 31, 2022 and 2021, the Company did not reclassify amounts from accumulated other comprehensive income to earnings. No ineffectiveness has been recorded in fiscal year 2022.

See Note 11 - Fair Value Measurements for further information about how fair value of derivative assets and liabilities are determined.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2022 and 2021 (in thousands):

		Fair Value at January 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$249	$—	$—	$249
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	772	—	—	772
SERP assets - employee	Other non-current assets	47,261	—	—	47,261
Defined benefit plan assets (1)	Other non-current liabilities	—	—	29,096	29,096
Hedge derivatives	Other current assets	—	197	—	197
Total		$48,446	$197	$29,096	$77,739
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,261	$—	$—	$47,261
Hedge derivatives	Accrued liabilities	—	170	—	170
Total		$47,261	$170	$—	$47,431

		Fair Value at January 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	162	—	—	162
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	46,673	—	—	46,673
Defined benefit plan assets (1)	Other non-current liabilities	—	—	25,837	25,837
Total		$47,624	$—	$25,837	$73,461
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$46,673	$—	$—	$46,673
Hedge derivatives	Accrued liabilities	—	13	—	$13
Total		$46,673	$13	$—	$46,686

(1)
See Note 19 for a discussion of the fair value of the assets held in the Company’s defined benefit plan in Switzerland.

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives consist of cash flow hedging instruments and forward contracts (see Note 10 for further discussion) and are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of January 31, 2021, due to the availability and floating rate for similar instruments.

The Company sponsors a defined pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current assets and other non-current liabilities in the consolidated balance sheets at January 31, 2022 and January 31, 2021, respectively.

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

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company invested approximately $2.0 million in a privately held company and in venture capital funds (see Note 12 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company will regularly evaluate the carrying value of its investments. There were no adjustments to the original cost value during fiscal 2022. The amounts are recorded in Other non-current assets in the Consolidated Balance Sheet at January 31, 2022.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements:

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2022, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements was $283.2 million, payable in the next five years.

Purchase Obligations:

The Company had outstanding purchase obligations of $118.2 million with suppliers at the end of fiscal 2022 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Tax:

The Company had previously recorded an obligation of $28.2 million due to the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and imposed a one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. The obligation, which was recorded in prior years, is payable in installments over eight years, with the first payment having been made in the second quarter of fiscal 2019. At January 31, 2022, the Company had an outstanding obligation of $19.2 million.

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

Acquisition Related:

The acquisition of MVMT Watches, Inc in October 2018, included two future contingent payments based on the MVMT brand achieving certain revenue and EBITDA (as defined in the acquisition agreement) targets that combined could total up to $100 million. In connection therewith, the Company had recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. $14.5 million was allocated to purchase price and $2.0 million to deferred compensation expense based on future employee service requirements. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020; $15.4 million of which was included in non-operating income (portion of contingent consideration allocated to purchase price including interest accretion) in the Consolidated Statements of Operations for the year ended January 31, 2020, and $1.5 million reduction in deferred compensation in the Consolidated Balance Sheets at January 31, 2020.

Investments:

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and may be called upon to satisfy capital calls in respect of the remaining $19.5 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

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

Starting in July 2018, the Trump administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs, including watches. U.S. Customs subsequently issued various rulings regarding, among other things, the application of the special tariffs to China-sourced components of watches containing non-Chinese movements. A U.S. Customs ruling effective August 1, 2021 holds that while the special tariff applies to all China-sourced watch bands, the special tariff does not apply to China-sourced watch cases imported as part of such a watch containing a non-Chinese movement. Pending greater clarity on the retroactive effect of this ruling, for the time being the Company continues to maintain an accrual for Chinese watch case imports prior to August 1, 2021.

In addition to the above matters, as of January 31, 2022, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 13 – LEASES

The Company leases certain real estate properties, vehicles and equipment in various countries around the world. Leased properties are typically used for retail space, office, warehouse and distribution.

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component. When evaluating contracts to determine appropriate classification and recognition, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and are reduced by lease incentives. The Company’s leases are classified as operating leases with remaining terms of 1 to 10 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and liability reflects the extended period of payments.

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

As a result of the COVID-19 pandemic, the Company received lease concessions during fiscal 2021 from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to lease contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded for these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company received rent forgiveness of $1.1 million for fiscal year 2021.

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Year Ended January 31, 2022	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020
Operating lease expense	SG&A	$18,856	$18,533	$19,301
Short-term lease cost	SG&A	412	601	736
Variable lease cost	SG&A	10,839	9,051	9,229
Total operating lease expense		$30,107	$28,185	$29,266
Finance lease cost:
Amortization of right-of-use assets	SG&A	$117	$117	$117
Interest on lease liabilities	Interest expense	$4	$9	$13

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 31, 2022	January 31, 2021
Assets
Operating	Operating lease right-of-use assets	$68,599	$76,070
Finance	Other non-current assets	$49	$166

Liabilities
Current:
Operating	Current operating lease liabilities	$13,693	$15,861
Finance	Accrued liabilities	$49	$121
Noncurrent:
Operating	Non-current operating lease liabilities	$62,730	$68,412
Finance	Other non-current liabilities	$-	$49

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	January 31, 2022	January 31, 2021	January 31, 2020
Weighted-average remaining lease term - in years
Operating leases	6.2	6.5	7.4
Finance leases	0.4	1.4	2.4
Weighted-average discount rate:
Operating leases	3.90%	3.78%	3.71%
Finance leases	3.86%	3.86%	3.86%

Future minimum lease payments by year as of January 31, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2023	$16,374	$49
2024	15,634	-
2025	13,189	-
2026	10,192	-
2027	9,767	-
Thereafter	21,344	-
Total lease payments	$86,500	$49
Less: Interest	(10,077)	-
Total lease obligations	$76,423	$49

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31, 2022	Year Ended January 31, 2021	Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,130	$19,080	$17,637
Operating cash flows from finance leases	4	9	13
Financing cash flows from finance leases	121	116	112
Leased assets obtained in exchange for new operating lease liabilities	8,519	2,940	9,863
Leased assets obtained in exchange for new financing lease liabilities	—	—	399

As of January 31, 2022, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 14 - INCOME TAXES

Income/(loss) before provision/(benefit) for income taxes for the fiscal year ended January 31, 2022, 2021 and 2020 on a legal entity basis consists of the following (in thousands):

	2022	2021	2020
U.S. income/(loss) before taxes	$39,920	$(121,302)	$(1,226)
Non-U.S. income/(loss) before taxes	77,413	(21,080)	58,729
Income/(loss) before income taxes	$117,333	$(142,382)	$57,503

Cash paid for income taxes during fiscal 2022, 2021 and 2020 was $25.3 million, $6.1 million and $16.0 million respectively.

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2022, 2021 and 2020 consists of the following components (in thousands):

	2022	2021	2020
Current:
U.S. Federal	$9,249	$(21,657)	$558
U.S. State and Local	1,179	(703)	905
Non-U.S.	14,555	9,464	9,309
	24,983	(12,896)	10,772
Deferred:
U.S. Federal	(2,145)	(11,139)	2,337
U.S. State and Local	2,000	(6,321)	107
Non-U.S.	(64)	(832)	1,908
	(209)	(18,292)	4,352
Provision/(benefit) for income taxes	$24,774	$(31,188)	$15,124

Significant components of the Company’s deferred income tax assets and liabilities for the fiscal years ended January 31, 2022 and 2021 are as follows (in thousands):

	2022 Deferred Taxes		2021 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$9,479	$—	$11,000	$—
Inventory	—	377	—	2,292
Unprocessed returns	1,178	—	862	—
Receivables allowances	765	—	843	—
Deferred compensation	15,764	—	15,567	—
Depreciation/amortization	16,545	—	17,434	—
Other provisions/accruals	2,087	—	1,657	—
Deferred occupancy costs	16,024	14,072	17,064	15,140
Miscellaneous	722	—	1,096	—
	62,564	14,449	65,523	17,432
Valuation allowance	(7,022)	—	(7,007)	—
Total deferred tax assets and liabilities	$55,542	$14,449	$58,516	$17,432

On March 27, 2020, Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which provided economic relief to assist American families and companies during the COVID-19 global pandemic. The CARES Act allowed U.S. net operating losses generated in fiscal 2019, 2020 and 2021 to be carried back up to five years to prior taxable years with a U.S. statutory tax rate of 35.0% and to offset 100% of regular taxable income in such years (the “CARES Act NOL Carryback Provision”). The Company generated a U.S. net operating loss of $22.0 million on the fiscal 2021 income tax return which was carried back to prior taxable years.

As of January 31, 2022, the Company had U.S. state and foreign net operating loss carryforwards of $1.3 million and $8.2 million, respectively, with expiration dates ranging from 1-10 years and some foreign jurisdictions with an indefinite carryforward period. Of the foreign net operating losses, $3.4 million is related to China, $1.7 million is related to Germany and the remaining is related to other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has foreign valuation allowances of $7.0 million, which are primarily related to net operating loss carryforwards.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2022, 2021 and 2020 differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Provision/(benefit) for income taxes at the U.S. statutory rate	$24,640	$(29,900)	$12,076
Lower effective non-U.S. income tax rate	(1,366)	(74)	(1,876)
State and local taxes, net of federal benefit	2,511	(5,549)	800
GILTI, net of foreign tax credits	77	—	2,703
Impairment of goodwill and intangible assets	—	11,694	—
Impact of CARES Act	(1,532)	(10,231)	—
Compensation and benefits	1,130	976	93
Other permanent differences	(209)	173	399
Other, net	(477)	1,723	929
Total provision/(benefit) for income taxes	$24,774	$(31,188)	$15,124

The effective tax rate for fiscal 2022 was 21.1%, and differed from the U.S. statutory tax rate of 21.0% primarily due to U.S. state and local taxes, net of federal benefit, partially offset by the CARES Act NOL Carryback Provision and related tax effects and foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2021 was 21.9% and differed from the U.S. statutory tax rate of 21.0% primarily due to the CARES Act NOL Carryback Provision and related tax effects, and U.S. state net operating loss carryforwards generated in fiscal 2021, partially offset by impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible.

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

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2018, with few exceptions.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Beginning balance	$901	$826	$1,351
Tax positions taken in the current year	159	204	106
Tax positions taken in prior years	-	(26)	(125)
Lapse of statute of limitations	(166)	(119)	(114)
Settlements	-	-	(389)
Non-U.S. currency exchange fluctuations	(18)	16	(3)
Ending balance	$876	$901	$826

Included in the balances at January 31, 2022, January 31, 2021 and January 31, 2020 are $0.8 million, $0.8 million and $0.8 million, of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. As of January 31, 2022, January 31, 2021 and January 31, 2020, the Company had $0.3 million, $0.4 million and $0.5 million, respectively, of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. Interest (net of tax benefit) and penalties accrued in fiscal years 2022, 2021 and 2020 were immaterial. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months.

At January 31, 2022, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $295.8 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 15 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both current share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise.

During the fiscal year ended January 31, 2022, the Company repurchased a total of 686,559 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $22.6 million, or an average of $32.92 per share. There were no shares repurchased under the November 23, 2021 share repurchase program during the fiscal year ended January 31, 2022. During the fiscal year ended January 31, 2021, the Company did not repurchase shares of its common stock under the repurchase program. During the fiscal year ended January 31, 2020, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share.

At January 31, 2022, $2.4 million remains available for purchase under the Company’s March 25, 2021 repurchase program and all $50.0 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 87,828, 49,283 and 43,414 shares of common stock repurchased during the fiscal years ended January 31, 2022, 2021 and 2020, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards and options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at January 31, 2022, 2021 and 2020, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	2022	2021	2020
Foreign currency translation adjustments	$84,725	$93,166	$85,345
Available-for-sale securities	172	124	124
Hedging contracts	194	—	—
Unrecognized prior service cost related to defined benefit pension plan	(287)	(344)	(367)
Net actuarial gain/(loss) related to defined benefit pension plan	491	(406)	(52)
Total accumulated other comprehensive income	$85,295	$92,540	$85,050

There were no amounts reclassified from accumulated other comprehensive income (loss) to operating income (loss) in the Consolidated Statements of Operations during fiscal 2022, 2021 and 2020, respectively.

NOTE 17 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

	Fiscal Year Ended January 31, 2022	Fiscal Year Ended January 31, 2021	Fiscal Year Ended January 31, 2020
Customer Type
Wholesale	$541,383	$369,031	$530,140
Direct to consumer	187,171	134,952	166,877
After-sales service	3,839	2,414	3,949
Net Sales	$732,393	$506,397	$700,966

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the fiscal years ended January 31, 2022 and January 31, 2021. There were no stock options granted during the fiscal year ended January 31, 2020.

	Fiscal Year Ended January 31, 2022	Fiscal Year Ended January 31, 2021
Expected volatility	51.61%	50.66%
Expected life in years	6.0	6.0
Risk-free interest rates	0.89%	0.39%
Dividend rate	2.90%	4.07%
Weighted average fair value per option at date of grant	$10.23	$4.86

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2022, 2021 and 2020 was $1.5 million, $0.3 million and $0.5 million, respectively. As of January 31, 2022, there was $2.7 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.9 years. Total cash consideration received for stock option exercises during the fiscal years ended January 31, 2022, 2021 and 2020 was $3.5 million, zero and $0.2 million, respectively. During fiscal 2022 there were 31,731 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $1.4 million. In addition, during the fiscal year ended January 31, 2022, $5.1 million of shares were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options. The windfall tax benefit realized on these exercises for fiscal 2022 was $0.3 million.

The following table summarizes the Company’s stock option plan as of January 31, 2022 and changes during each of the fiscal years in the three-year period ended January 31, 2022:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2019 (264,244 options exercisable)	566,260	$28.43
Granted	—	—
Exercised	(5,150)	$30.36
Cancelled	—	—
Options outstanding at January 31, 2020 (399,905 options exercisable)	561,110	$28.41
Granted	550,000	$15.25
Exercised	—	—
Cancelled	—	—
Options outstanding at January 31, 2021 (561,110 options exercisable)	1,111,110	$21.90	$12.42-$42.12	6.9	$2,975
Granted	201,875	$27.62	$27.62
Exercised (a)	(330,151)	$26.01	$16.87-$30.36
Cancelled	—	—	—
Options outstanding at January 31, 2022	982,834	$21.69	$12.42-$42.12	7.5	$15,441
Exercisable at January 31, 2022	242,959	$31.11		3.5	$1,776
Expected to vest at January 31, 2022	691,920	$18.49		8.8	$12,857

(a) Includes 60,000 options exercised at an exercise price of $26.59 per option, 32,600 options exercised at an exercise price of $30.34 per option, 43,440 options exercised at an exercise price of $27.74 per option and 57,300 options exercised at an exercise price of $23.35 per option for which 115,037 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

The table below presents information related to stock option activity for the years ended January 31, 2022, 2021 and 2020:

	Fiscal Year Ended January 31,
	2022	2021	2020
	(in thousands)
Total fair value of stock options exercised	$3,652	$-	$63
Total fair value of stock options vested	$64	$1,475	$1,621

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2022 and changes during fiscal 2022 are presented below:

	Shares	Weight Average Grant Date Fair Value

Non-vested stock options:
Non-vested at January 31, 2021	550,000	$4.86
Granted	201,875	$10.23
Vested	(12,000)	$5.31
Non-vested at January 31, 2022	739,875	$6.32

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For fiscal years 2022, 2021 and 2020, compensation expense for stock awards was $3.5 million, $5.1 million ($0.4 is included in the Restructuring Plan of the corporate initiatives) and $5.8 million, respectively. As of January 31, 2022, there was $3.0 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.9 years.

Transactions for stock awards under the Plan since fiscal 2019 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
Units outstanding at January 31, 2019	447,022	$32.27
Units granted	274,133	$32.47
Units granted adjustment for fiscal year 2019 grants (a)	20,409	$39.95
Units granted adjustment for fiscal year 2020 grants (b)	(73,067)	$32.91
Units vested	(151,448)	$29.27
Units forfeited	(26,810)	$34.80
Units outstanding at January 31, 2020	490,239	$33.50
Units granted	171,229	$13.30
Units vested	(212,070)	$26.05
Units forfeited	(33,404)	$31.20
Units outstanding at January 31, 2021	415,994	$29.17
Units granted	129,497	$27.82
Units vested	(234,961)	$31.75
Units forfeited	(14,247)	$32.21
Units outstanding at January 31, 2022	296,283	$26.39	1.7	$10,983

(a)
Grant adjustment made due to exceeding the fiscal 2019 financial goal.
(b)
Grant adjustment made due to not reaching the fiscal 2020 financial goal.

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during fiscal 2022, 2021 and 2020 was $7.5 million, $5.5 million and $4.4 million, respectively. There were 56,097, 49,283 and 43,414 shares of common stock of the Company tendered by the employee for the payment of the employee’s withholding tax obligation totaling $1.7 million, $0.5 million and $1.4 million during the fiscal years ended January 31, 2022, 2021 and 2020, respectively. Unvested stock award units had a total fair value of $7.8 million, $12.1 million and $16.4 million, for fiscal 2022, 2021 and 2020, respectively. The shortfall tax expense on the vested stock awards for fiscal 2022 was approximately $17,000. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 19 – PENSION AND RETIREMENT SAVINGS PLAN

Defined Contribution Plans

401(k) Savings Plan

All employees in the United States are eligible to participate in the Company’s Employee Savings and Investment Plan (“401(k) Plan”), a tax-qualified defined contribution retirement savings plan. The Company matches 50% of each 1% contributed by the employee up to a maximum of 6% of pay (totaling a company maximum match of 3%), subject to the contribution limits imposed by the Internal Revenue Code. Employees vest in the Company match after three years of service. In fiscal 2022, 2021 and 2020, the Company contributed $1.1 million, $0.3 million and $1.3 million, respectively, in cash to the 401(k) Plan. The decrease in fiscal 2021 is due to the Company’s temporary suspension in the Company match from April 2020 to the end of fiscal 2021 in response to the COVID-19 pandemic. The Company match resumed in the first quarter of fiscal 2022.

Other Defined Contribution Plans

The Company sponsors defined contribution benefit plans for its employees located in Asia, the United Kingdom and Mexico. Company contributions and expenses of administering the plans were $0.8 million, $0.6 million and $0.9 million in fiscal 2022, 2021 and 2020, respectively.

The Company maintains a defined contribution Deferred Compensation Plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years. Twenty percent of the Company’s matching contribution is in the form of rights to the Company’s common stock. During fiscal 2022, 2021 and 2020, the Company recorded expenses related to the SERP of $0.6 million, $0.9 million ($0.5 million is included in the Restructuring Plan of the corporate initiatives) and $0.6 million, respectively. The Company temporarily suspended the matching contribution from April 2020 to the end of fiscal 2021 in response to the COVID-19 pandemic. The Company SERP matches resumed in the first quarter of 2022.

Defined Benefit Plan

The Company sponsors a defined benefit plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis.

The components of the net periodic pension costs for the fiscal years ended January 31, 2022, 2021 and 2020 are as follows:

(Amounts in thousands)	2022	2021	2020
Service cost	$1,131	$1,274	$1,121
Interest cost	-	-	300
Expected return on assets	(395)	(372)	(205)
Actuarial gain recognized due to partial settlement	-	(43)	-
Amortization of prior service costs	74	73	68
Net Periodic Pension Cost	$810	$932	$1,284

The other components of the net periodic pension costs, expected return on assets, actuarial gain recognized and the amortization of the prior service costs, are all included in other income in fiscal 2022 and fiscal 2021 in the consolidated statement of operations, while the amounts in fiscal 2020, including interest cost, are included in selling, general and administrative expenses in the consolidated statement of operations due to the immateriality of the amounts.

During fiscal 2021, the settlements, including lump sum payments, exceeded the sum of the current service cost and interest cost components. Because only a portion of the benefit obligation is settled, the Company recognized in fiscal 2021 a pro rata portion of the unamortized net gain in the net periodic pension cost as a reduction of other components of the net periodic pension cost.

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in the fiscal year ended January 31, 2023 is $0.1 million.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets are shown below (based on a January 31 measurement date):

(Amounts in thousands)	2022	2021
Change in benefit obligation:
Pension benefit obligation at beginning of period	$26,583	$24,813
Service cost	1,131	1,274
Interest cost	-	-
Benefits (paid) deposited	515	(2,551)
Employee contributions	760	791
Actuarial losses	397	240
Foreign currency exchange rate impact	(1,084)	2,016
Pension benefit obligation at end of year	28,302	26,583
Change in plan assets:
Fair value of plan assets at beginning of period	$25,837	$24,227
Company contributions	1,142	1,187
Benefits (paid) deposited	515	(2,551)
Actual return on plan assets	1,914	220
Employee contributions	760	791
Foreign currency exchange rate impact	(1,072)	1,963
Fair value of plan assets at end of year	29,096	25,837
Funded status - consolidated	$794	$(746)
Amounts recognized in the consolidated balance sheets consist of:
Other non-current assets	$794	$-
Other non-current liabilities	-	746
Amounts recognized in accumulated other comprehensive income/(loss):
Prior service cost	358	448
Net actuarial (gain)/loss	(618)	511
Tax effect	55	(209)
Net amount recognized, after tax	$(205)	$750
Accumulated benefit obligation	$28,142	$26,390

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

The weighted‑average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (January 31) were as follows:

	2022	2021	2020
Discount rate	0.20%	0.00%	0.00%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	1.50%	1.50%	1.50%

The discount rates used are based on high quality AAA- and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time.

The weighted‑average assumptions that were used to determine the Company’s net periodic pension cost were as follows:

	2022	2021	2020
Discount rate	0.00%	0.00%	0.90%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	1.50%	1.50%	0.90%

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at January 31, 2022 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during the fiscal year ending January 31, 2023. Payments from the pension plan are made from the plan assets.

Fiscal Year ending January 31,	(in thousands)
2023	$255
2024	458
2025	317
2026	305
2027	449
2028-2032	2,570

During fiscal 2023, the Company expects to contribute $1.2 million to its Swiss defined benefit plan.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 33.9%, 7.8%, 6.5% and 4.5%, respectively, of the Company’s total net sales for fiscal 2022. For fiscal 2021, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 37.4%, 7.3%, 6.6% and 6.3%, respectively, of the Company’s total net sales. For fiscal 2020, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 33.4%, 9.0%, 7.9% and 6.6%, respectively, of the Company’s total net sales. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales
	2022	2021	2020
Watch and Accessory Brands:
Owned brands category	$249,940	$178,173	$257,954
Licensed brands category	368,354	262,367	344,681
After-sales service and all other	7,929	6,822	9,763
Total Watch and Accessory Brands	626,223	447,362	612,398
Company Stores	106,170	59,035	88,568
Consolidated total	$732,393	$506,397	$700,966

	Operating Income/(Loss) (1) (2) (3) (4) (5)
	2022	2021	2020
Watch and Accessory Brands	$85,619	$(152,662)	$29,529
Company Stores	31,872	10,535	13,462
Consolidated total	$117,491	$(142,127)	$42,991

	Total Assets		Capital Expenditure
	2022	2021	2022	2021	2020
Watch and Accessory Brands	$701,986	$659,681	$2,956	$2,909	$7,616
Company Stores	59,174	59,576	2,700	109	5,097
Consolidated total	$761,160	$719,257	$5,656	$3,018	$12,713

	Depreciation and Amortization
	2022	2021	2020
Watch and Accessory Brands	$9,810	$11,462	$14,013
Company Stores	2,653	2,650	2,368
Consolidated total	$12,463	$14,112	$16,381

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (6)			Operating Income/(Loss) (1) (2) (3) (4) (5) (7) (8)
	2022	2021	2020	2022	2021	2020
United States	$346,092	$214,818	$302,426	$40,476	$(128,430)	$(22,719)
International	386,301	291,579	398,540	77,015	(13,697)	65,710
Consolidated total	$732,393	$506,397	$700,966	$117,491	$(142,127)	$42,991

	Total Assets		Property, Plant and Equipment, Net
	2022	2021	2022	2021
United States	$352,806	$352,517	$13,246	$14,792
International	408,354	366,740	6,224	7,557
Consolidated total	$761,160	$719,257	$19,470	$22,349

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
(2)
Fiscal 2022 operating income in the United States locations and the International locations of the Watch and Accessory Brands segment included income of $0.1 million and $1.0 million, respectively, related to a reversal in certain corporate initiatives charges due to a change in estimate that the Company took in fiscal 2021 in response to the impact on its business due to the COVID-19 pandemic primarily due to a collection of a previously reserved receivable. Fiscal 2021 operating loss in the United States locations and the International locations of the Watch and Accessory Brands segment included a charge of $8.0 million and $4.6 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic.

(3)
Fiscal 2022, 2021 and 2020 operating income/(loss) in the United States locations of the Watch and Accessory Brands segment included $0.4 million, $1.6 million and $4.6 million, respectively, of expenses primarily related to the amortization of intangible assets, deferred compensation and certain accounting adjustments associated with the MVMT brand.
(4)
Fiscal 2022, 2021 and 2020 operating (loss)/income in the International locations of the Watch and Accessory Brands segment included $2.9 million, $2.7 million and $2.8 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.
(5)
Fiscal 2020 United States and International locations of the Watch and Accessory Brands operating (loss)/income included income of $0.3 million due to a change in estimate related to the Company’s fiscal 2018 cost savings initiatives.
(6)
The United States and International net sales are net of intercompany sales of $358.9 million, $236.9 million and $346.8 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
(7)
The United States operating income/(loss) included $38.7 million, $29.1 million and $29.0 million of unallocated corporate expenses for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
(8)
The International operating income/(loss) included $80.5 million, $63.0 million and $73.3 million of certain intercompany profits related to the Company’s supply chain operations for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net provision/(benefit) charged to operations		Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2022:
Doubtful accounts	$7,042	$(98)	(1)	$(161)	$(952)	$5,831
Returns	13,901	31,105		(223)	(31,068)	13,715
Other sales allowances	8,154	10,798		(169)	(9,678)	9,105
Deferred tax asset valuation allowance	7,007	1,001		(158)	(829)	7,021
Total	$36,104	$42,806		$(711)	$(42,527)	$35,672
Year ended January 31, 2021:
Doubtful accounts	$5,643	$1,331		$316	$(248)	$7,042
Returns	13,280	31,892		325	(31,596)	13,901
Other sales allowances	8,801	6,189		251	(7,087)	8,154
Deferred tax asset valuation allowance	5,481	1,644		538	(656)	7,007
Total	$33,205	$41,056		$1,430	$(39,587)	$36,104
Year ended January 31, 2020:
Doubtful accounts	$5,492	$734		$69	$(652)	$5,643
Returns	13,034	31,232		71	(31,057)	13,280
Other sales allowances	7,380	12,612		9	(11,200)	8,801
Deferred tax asset valuation allowance	5,257	516		(169)	(123)	5,481
Total	$31,163	$45,094		$(20)	$(43,032)	$33,205

(1) Includes a $0.9 million reversal due to the Company collecting fully on a customer account previously reserved as part of the corporate initiatives.

S-1