Form 10-Q
period 2022-04-30
MOVADO GROUP INC
filed 2022-05-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 23, 2022 were 16,031,854 and 6,524,805 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$225,256	$277,128	$186,950
Trade receivables, net	92,744	91,558	78,584
Inventories	180,003	160,283	169,966
Other current assets	23,558	16,974	23,649
Income taxes receivable	3,421	7,941	24,305
Total current assets	524,982	553,884	483,454
Property, plant and equipment, net	18,434	19,470	20,599
Operating lease right-of-use assets	79,717	68,599	72,836
Deferred and non-current income taxes	42,854	42,596	41,528
Other intangibles, net	11,990	13,507	16,300
Other non-current assets	62,007	63,104	59,989
Total assets	$739,984	$761,160	$694,706
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,140	$46,011	$34,595
Accrued liabilities	54,698	48,522	45,687
Accrued payroll and benefits	7,822	25,117	9,727
Current operating lease liabilities	16,588	13,693	15,413
Income taxes payable	15,141	18,123	9,128
Total current liabilities	138,389	151,466	114,550
Loans payable to bank	—	—	10,000
Deferred and non-current income taxes payable	19,385	19,614	21,280
Non-current operating lease liabilities	70,440	62,730	65,568
Other non-current liabilities	47,301	50,264	51,528
Total liabilities	275,515	284,074	262,926
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	2,251	2,311	2,560
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,771,219, 28,633,025 and 28,372,938 shares issued and outstanding, respectively	287	286	284
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,524,805, 6,524,805 and 6,560,509 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	224,708	222,615	215,890
Retained earnings	424,160	413,587	346,408
Accumulated other comprehensive income	75,032	85,295	89,406
Treasury Stock, 12,673,763, 12,266,978 and 11,558,546 shares, respectively, at cost	(264,602)	(249,040)	(225,276)
Total Movado Group, Inc. shareholders' equity	459,650	472,808	426,777
Noncontrolling interest	2,568	1,967	2,443
Total equity	462,218	474,775	429,220
Total liabilities, redeemable noncontrolling interest and equity	$739,984	$761,160	$694,706

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2022	2021
Net sales	$163,424	$134,798
Cost of sales	66,739	60,596
Gross profit	96,685	74,202
Selling, general and administrative	71,391	60,946
Operating income	25,294	13,256
Non-operating income/(expense):
Other income	83	100
Interest expense	(112)	(275)
Income before income taxes	25,265	13,081
Provision for income taxes (Note 10)	6,011	3,330
Net income	19,254	9,751
Less: Net income attributable to noncontrolling interests	741	342
Net income attributable to Movado Group, Inc.	$18,513	$9,409

Basic income per share:
Weighted basic average shares outstanding	22,840	23,320
Net income per share attributable to Movado Group, Inc.	$0.81	$0.40

Diluted income per share:
Weighted diluted average shares outstanding	23,397	23,741
Net income per share attributable to Movado Group, Inc.	$0.79	$0.40

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2022	2021
Net income	$19,254	$9,751
Other comprehensive income/(loss):
Net unrealized (loss)/gain on investments, net of tax (benefit)/provision of ($2) and $14, respectively	(5)	41
Cash flow hedges:
Accumulated other comprehensive income before reclassification, net of tax provision of $271 and $0	1,367	-
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax benefit of ($28) and $0	(139)	-
Amortization of prior service cost, net of tax provision of $4 and $4, respectively	14	14
Foreign currency translation adjustments	(11,500)	(3,189)
Total other comprehensive loss, net of taxes	(10,263)	(3,134)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	741	342
Foreign currency translation adjustments	(200)	(9)
Total comprehensive income attributable to noncontrolling interests	$541	$333
Total comprehensive income attributable to Movado Group, Inc.	$8,450	$6,284

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net income	$19,254	$9,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,932	3,173
Transactional (gains)/losses	(340)	(795)
Provision for inventories and accounts receivable	661	776
Deferred income taxes	(491)	354
Stock-based compensation	1,343	1,554
Other	66	57
Changes in assets and liabilities:
Trade receivables	(3,512)	(1,896)
Inventories	(24,286)	(19,525)
Other current assets	(5,570)	(194)
Accounts payable	(689)	6,898
Accrued liabilities	6,103	(3,594)
Accrued payroll and benefits	(17,073)	(8,234)
Income taxes receivable	5,116	544
Income taxes payable	(3,765)	(5,261)
Other non-current assets	(672)	610
Other non-current liabilities	171	409
Net cash used in operating activities	(20,752)	(15,373)
Cash flows from investing activities:
Capital expenditures	(1,381)	(407)
Long-term investments	(1,850)	-
Trademarks and other intangibles	(22)	(44)
Net cash used in investing activities	(3,253)	(451)
Cash flows from financing activities:
Repayment of bank borrowings	—	(11,140)
Dividends paid	(7,940)	(6,962)
Stock repurchase	(14,439)	(316)
Stock awards and options exercised and other changes	(405)	(1,385)
Other	(85)	—
Net cash used in financing activities	(22,869)	(19,803)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,026)	(1,249)
Net decrease in cash, cash equivalents and restricted cash	(51,900)	(36,876)
Cash, cash equivalents, and restricted cash at beginning of year	277,716	224,423
Cash, cash equivalents, and restricted cash at end of period	$225,816	$187,547

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$225,256	$186,950
Restricted cash included in other non-current assets	560	597
Cash, cash equivalents, and restricted cash	$225,816	$187,547

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited Consolidated Financial Statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Annual Report on Form 10-K”). The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2022 is derived from the audited annual financial statements, which are included in the Company’s 2022 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to affect how the Company and its customers and suppliers operate their businesses. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world have adversely affected sales of our products and our supply chain.

Although the COVID-19 pandemic's adverse impact on the Company has significantly diminished in recent quarters, the pandemic is expected to continue to affect the Company’s results of operations for the foreseeable future due to impacts on supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance", which aims to increase the transparency of government assistance and grants. The ASU requires additional annual disclosures pertaining to the types of received government assistance, accounting for the transactions and the related impacts on the reported financial results. This standard is effective for financial statements issued for annual periods beginning after December 15, 2021, but early adoption is permitted. The Company does not expect this standard to have a material impact on the Consolidated Financial Statements or related disclosures.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Weighted average common shares outstanding:
Basic	22,840	23,320
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	557	421
Diluted	23,397	23,741

For the three months ended April 30, 2022 and 2021, approximately 170,000 and 536,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On March 24, 2022, the Company declared a quarterly cash dividend of $0.35 per share payable on April 20, 2022, to shareholders of record on April 6, 2022. The total dividend of $7.9 million was paid on April 20, 2022. On March 25, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on April 21, 2021, to shareholders of record on April 7, 2021. The total dividend of $4.6 million was paid on April 21, 2021. In addition, the Company paid a cash dividend on February 5, 2021 in the amount of $2.3 million to shareholders of record on January 21, 2021 of $0.10 per share.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2022	January 31, 2022	April 30, 2021
Finished goods	$146,655	$128,119	$132,418
Component parts	30,896	29,759	33,292
Work-in-process	2,452	2,405	4,256
	$180,003	$160,283	$169,966

The Company has corrected the previously disclosed April 30, 2021 balances of Finished goods and Component parts to increase Finished goods by $8.6 million and reduce Component parts by a corresponding amount.

NOTE 6 – DEBT AND LINES OF CREDIT

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) and has a maturity date of October 28, 2026. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

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

As of April 30, 2022, and April 30, 2021, there was zero and $10.0 million (zero in Swiss Francs), respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2022 and April 30, 2021. At April 30, 2022, the letters of credit have expiration dates through May 31, 2022. As of April 30, 2022, and April 30, 2021, availability under the Facility was $99.7 million and $89.7 million, respectively.

The Company had weighted average borrowings under the Facility of zero and $13.1 million during the three months ended April 30, 2022 and 2021, respectively, with a weighted average interest rate of 3.21% during the three months ended April 30, 2021.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2022, and 2021, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.7 million and $7.1 million, respectively. As of April 30, 2022, and 2021, there were no borrowings against these lines. As of April 30, 2022 and 2021, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million and $1.3 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million and $0.2 million for the three-month periods ended April 30, 2022 and April 30, 2021, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of April 30, 2022, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 38.0 million Euros equivalent with various expiry dates ranging through October 21, 2022. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of April 30, 2022, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 9.4 million Chinese Yuan equivalent, 36.0 million Swiss Francs equivalent, 21.9 million US dollars equivalent, 15.2 million Euros equivalent and 1.0 million British Pounds equivalent with various expiry dates ranging through October 20, 2022. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the consolidated balance sheets as of April 30, 2022, January 31, 2022 and April 30, 2021 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2022 Fair Value	January 31, 2022 Fair Value	April 30, 2021 Fair Value	Balance Sheet Location	April 30, 2022 Fair Value	January 31, 2022 Fair Value	April 30, 2021 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,761	$154	$—	Accrued Liabilities	$—	$30	$—
Total Derivative Instruments		$1,761	$154	$—		$—	$30	$—

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2022 Fair Value	January 31, 2022 Fair Value	April 30, 2021 Fair Value	Balance Sheet Location	April 30, 2022 Fair Value	January 31, 2022 Fair Value	April 30, 2021 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$43	$130	Accrued Liabilities	$1,327	$140	$74
Total Derivative Instruments		$—	$43	$130		$1,327	$140	$74

As of April 30, 2022, January 31, 2022 and April 30, 2021, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income were $1.4 million, $0.2 million and zero, respectively. For the three months ended April 30, 2022, the Company reclassified $0.1 million from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. For the three months ended April 30, 2021, the Company did not have any cash flow hedges. No ineffectiveness has been recorded for the three months ended April 30, 2022.

See Note 8 - Fair Value Measurements for fair value and presentation in the Consolidated Balance Sheets for derivatives.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2022 and 2021 and January 31, 2022 (in thousands):

		Fair Value at April 30, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$242	$—	$—	$242
Short-term investment	Other current assets	162	—	—	162
SERP assets - employer	Other non-current assets	802	—	—	802
SERP assets - employee	Other non-current assets	44,283	—	—	44,283
Defined benefit plan assets	Other non-current assets	—	—	26,174	26,174
Hedge derivatives	Other current assets	—	1,761	—	1,761
Total		$45,489	$1,761	$26,174	$73,424
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,283	$—	$—	$44,283
Hedge derivatives	Accrued liabilities	—	1,327	—	1,327
Total		$44,283	$1,327	$—	$45,610

		Fair Value at January 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$249	$—	$—	$249
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	772	—	—	772
SERP assets - employee	Other non-current assets	47,261	—	—	47,261
Defined benefit plan assets	Other non-current assets	—	—	29,096	29,096
Hedge derivatives	Other current assets	—	197	—	197
Total		$48,446	$197	$29,096	$77,739
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,261	$—	$—	$47,261
Hedge derivatives	Accrued liabilities	—	170	—	170
Total		$47,261	$170	$—	$47,431

		Fair Value at April 30, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$240	$—	$—	$240
Short-term investment	Other current assets	169	—	—	169
SERP assets - employer	Other non-current assets	740	—	—	740
SERP assets - employee	Other non-current assets	47,346	—	—	47,346
Defined benefit plan assets	Other non-current liabilities	—	—	25,723	25,723
Hedge derivatives	Other current assets	—	130	—	130
Total		$48,495	$130	$25,723	$74,348
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,346	$—	$—	$47,346
Hedge derivatives	Accrued liabilities	—	74	—	74
Total		$47,346	$74	$—	$47,420

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives consist of cash flow hedging instruments and forward contracts (see Note 7 for further discussion) and are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of April 30, 2021, due to the availability and floating rate for similar instruments.

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current assets at April 30, 2022 and January 31, 2022 and other non-current liabilities in the consolidated balance sheets at April 30, 2021.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company invested approximately $2.0 million and during the first quarter of fiscal 2023, the Company invested an additional $1.8 million in venture capital funds (see Note 9 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company will regularly evaluate the carrying value of its investments. There were no adjustments to the original cost value during the three months ended April 30, 2023. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at April 30, 2022 and January 31, 2022.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches and jewelry pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts.

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

The acquisition of MVMT Watches, Inc in October 2018, included two future contingent payments based on the MVMT brand achieving certain revenue and EBITDA (as defined in the acquisition agreement) targets that combined could total up to $100 million. In connection therewith, the Company had recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. $14.5 million was allocated to the purchase price and $2.0 million to deferred compensation expense based on future employee service requirements. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and an additional $1.8 million during the first quarter of fiscal 2023 and may be called upon to satisfy capital calls in respect of the remaining $17.7 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2022, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $6.0 million and $3.3 million for the three months ended April 30, 2022 and 2021, respectively.

The effective tax rate was 23.8% and 25.5% for the three months ended April 30, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the current year as compared to the recording of certain foreign valuation allowances in the prior year, partially offset by return to provision adjustments.

At April 30, 2022, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $197.5 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 11 – EQUITY

The components of equity for the three months ended April 30, 2022 and 2021 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2022	$—	$286	$65	$222,615	$413,587	$85,295	$(249,040)	$1,967	$474,775	$2,311
Net income attributable to Movado Group, Inc.					18,513			622	19,135	119
Dividends ($0.35 per share)					(7,940)				(7,940)
Stock options exercised		1		717			(1,123)		(405)
Stock repurchase							(14,439)		(14,439)
Supplemental executive retirement plan				33					33
Stock-based compensation expense				1,343					1,343
Net unrealized loss on investments, net of tax benefit of ($2)						(5)			(5)
Net change in effective portion of hedging contracts, net of tax provision of $243						1,228			1,228
Amortization of prior service cost, net of tax provision of $4						14			14
Foreign currency translation adjustment (3)						(11,500)		(21)	(11,521)	(179)
Balance, April 30, 2022	$—	$287	$65	$224,708	$424,160	$75,032	$(264,602)	$2,568	$462,218	$2,251

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2021	$—	$281	$65	$214,043	$341,641	$92,540	$(223,306)	$2,070	$427,334	$2,600
Net income/(loss) attributable to Movado Group, Inc.					9,409			353	9,762	(11)
Dividends ($0.20 per share)					(4,642)				(4,642)
Stock options exercised		3		266			(1,654)		(1,385)
Stock repurchase							(316)		(316)
Supplemental executive retirement plan				27					27
Stock-based compensation expense				1,554					1,554
Net unrealized gain on investments, net of tax provision of $14						41			41
Amortization of prior service cost, net of tax provision of $4						14			14
Foreign currency translation adjustment (3)						(3,189)		20	(3,169)	(29)
Balance, April 30, 2021	$—	$284	$65	$215,890	$346,408	$89,406	$(225,276)	$2,443	$429,220	$2,560

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

NOTE 12 – TREASURY STOCK

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

During the three months ended April 30, 2022, the Company repurchased a total of 378,380 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $14.4 million, or an average of $38.16 per share. During the three months ended April 30, 2021, the Company repurchased a total of 11,235 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $0.3 million, or an average of $28.11 per share.

At April 30, 2022, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $38.0 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 28,405 and 54,720 shares of common stock repurchased during the three months ended April 30, 2022 and 2021, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at April 30, 2022 and 2021, and January 31, 2022, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	April 30, 2022	January 31, 2022	April 30, 2021
Foreign currency translation adjustments	$73,225	$84,725	$89,977
Available-for-sale securities	167	172	165
Hedging contracts	1,422	194	—
Unrecognized prior service cost related to defined benefit pension plan	(273)	(287)	(330)
Net actuarial gain/(loss) related to defined benefit pension plan	491	491	(406)
Total accumulated other comprehensive income	$75,032	$85,295	$89,406

Amounts reclassified from accumulated other comprehensive income (loss) to operating income in the Consolidated Statements of Operations during the three months ended April 30, 2022 and April 30, 2021 were $0.1 million and zero, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended April 30,
Customer Type	2022	2021
Wholesale	$128,617	$99,403
Direct to consumer	33,748	34,686
After-sales service	1,059	709
Net Sales	$163,424	$134,798

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note 16 – Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, department stores, chain stores, independent jewelry stores and third-party e-commerce retailers. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands segment (see Note 16 – Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, the Company’s owned e-commerce websites and concession stores, and consumer repairs. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Control passes to outlet store customers at the time of sale and to substantially all e-commerce upon shipment. Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores Segment based on how the Company makes decisions about the allocation of resources and performance measurement. Revenue derived from outlet stores and related e-commerce is included within the Company Stores Segment. Other Direct to Consumer revenue (i.e., revenue derived from other Company-owned e-commerce websites, concession stores and consumer repairs) is included within the Watch and Accessory Brands segment. (See Note 16 – Segment and Geographic Information).

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the three months ended April 30, 2022 and April 30, 2021.

	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021
Expected volatility	51.66%	51.61%
Expected life in years	6.0	6.0
Risk-free interest rates	2.57%	0.89%
Dividend rate	3.00%	2.90%
Weighted average fair value per option at date of grant	$14.81	$10.23

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended April 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively. As of April 30, 2022, there was $4.4 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years. Total cash consideration received for stock option exercises during the three months ended April 30, 2022 and 2021 was $0.7 million and $0.3 million, respectively.

The following table summarizes the Company’s stock options activity during the first quarter of fiscal 2023:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2022 (242,959 options exercisable)	982,834	$21.69	$12.42-$42.12	7.5	$15,441
Granted	162,053	$38.04	$38.04
Exercised	(26,228)	$27.41	$23.35-$30.36
Cancelled	—
Options outstanding at April 30, 2022	1,118,659	$23.93	$12.42-$42.12	7.7	$14,207
Exercisable at April 30, 2022	216,731	$31.55		3.2	$1,355
Expected to vest at April 30, 2022	839,653	$21.67		8.8	$12,288

The fair value of stock options exercised during the first quarter of fiscal 2023 was $0.3 million and the intrinsic value was $0.3 million.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended April 30, 2022 and 2021, compensation expense for stock awards was $0.9 million and $1.3 million, respectively. As of April 30, 2022, there was $5.9 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the Company’s stock awards activity during the first quarter of fiscal 2023:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2022	296,283	$26.39
Units granted	112,767	$38.04
Units vested	(111,584)	$31.84
Units forfeited	-	$-
Units outstanding at April 30, 2022	297,466	$28.76	2.5	$10,700

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares issued related to the performance-based stock awards historically awarded by the Company have typically varied from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. There were 28,405 and 54,720 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $1.1 million and $1.7 million for the three months ended April 30, 2022 and 2021, respectively. The total fair value of stock award units that vested during the first three months of fiscal 2023 was $3.6 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.0%, 10.1%, 8.4% and 4.5%, respectively, of the Company’s total net sales for the three months ended April 30, 2022. For the three months ended April 30, 2021, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 28.9%, 8.5%, 8.5% and 5.2%, respectively, of the Company’s total net sales.

Operating Segment Data as of and for the Three Months Ended April 30, 2022 and 2021 (in thousands):

	Net Sales
	2022	2021
Watch and Accessory Brands:
Owned brands category	$53,170	$48,371
Licensed brands category	88,840	67,626
After-sales service and all other	1,358	282
Total Watch and Accessory Brands	143,368	116,279
Company Stores	20,056	18,519
Consolidated total	$163,424	$134,798

	Operating Income (3)
	2022	2021
Watch and Accessory Brands	$21,547	$8,785
Company Stores	3,747	4,471
Consolidated total	$25,294	$13,256

	Total Assets
	April 30, 2022	January 31, 2022	April 30, 2021
Watch and Accessory Brands	$670,531	$701,986	$636,755
Company Stores	69,453	59,174	57,951
Consolidated total	$739,984	$761,160	$694,706

Geographic Location Data as of and for the Three Months Ended April 30, 2022 and 2021 (in thousands):

	Net Sales		Operating Income (3)
	2022	2021	2022	2021
United States (1)	$70,223	$65,893	$548	$759
International (2)	93,201	68,905	24,746	12,497
Consolidated total	$163,424	$134,798	$25,294	$13,256

United States and International net sales are net of intercompany sales of $96.2 million and $69.7 million for the three months ended April 30, 2022 and 2021, respectively.

(1)
The United States operating income included $13.5 million and $8.9 million of unallocated corporate expenses for the three months ended April 30, 2022 and 2021, respectively.

(2)
The International operating income included $19.1 million and $13.9 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2022 and 2021, respectively.
(3)
For both the three months ended April 30, 2022 and 2021, in the United States locations of the Watch and Accessory Brands segment, operating income included a charge of $0.1 million of expenses related to the amortization of intangible assets and deferred compensation associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for both the three months ended April 30, 2022 and 2021, operating income included a charge of $0.7 million of expenses related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	April 30, 2022	January 31, 2022	April 30, 2021
United States	$314,738	$352,806	$345,094
International	425,246	408,354	349,612
Consolidated total	$739,984	$761,160	$694,706

	Property, Plant and Equipment, Net
	April 30, 2022	January 31, 2022	April 30, 2021
United States	$12,876	$13,246	$13,778
International	5,558	6,224	6,821
Consolidated total	$18,434	$19,470	$20,599

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

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2022 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s consolidated financial statements and contained in the Company's 2022 Annual Report on Form 10-K and are incorporated by reference herein. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, useful lives of property, plant and equipment, impairments, stock-based compensation and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2022 Annual Report on Form 10-K and are incorporated by reference herein. As of April 30, 2022, there have been no material changes to any of the Company’s critical accounting policies.

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

Recent Developments and Initiatives

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to affect how the Company and its customers and suppliers operate their businesses. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world have adversely affected sales of our products and our supply chain.

Although the COVID-19 pandemic's adverse impact on the Company has significantly diminished in recent quarters, the pandemic is expected to continue to affect the Company’s results of operations for the foreseeable future due to impacts on supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

Russia's invasion of Ukraine

On February 24, 2022, Russia launched a comprehensive invasion of Ukraine. The invasion and the subsequent economic sanctions imposed by some countries may negatively impact the Company’s revenue to the extent the conflict and the sanctions significantly impact the economic conditions in or our ability to sell products to customers in the affected region. In response to the invasion, the Company decided in March 2022 to suspend all sales to Russia and Belarus. Sales and assets in these two countries are immaterial to the Company’s results of operations, financial condition and cash flows. However, the conflict could have broader implications on economies outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries.

Results of Operations Overview

The following is a discussion of the results of operations for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, along with a discussion of the changes in financial condition during the first three months of fiscal 2023. The Company’s results of operations for the first three months of fiscal 2023 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2023. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the Securities and Exchange Commission on March 24, 2022.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Watch and Accessory Brands:
United States	$51,062	$47,867
International	92,306	68,412
Total Watch and Accessory Brands	143,368	116,279
Company Stores:
United States	19,161	18,026
International	895	493
Total Company Stores	20,056	18,519
Net Sales	$163,424	$134,798

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Watch and Accessory Brands:
Owned brands category	$53,170	$48,371
Licensed brands category	88,840	67,626
After-sales service and all other	1,358	282
Total Watch and Accessory Brands	143,368	116,279
Company Stores	20,056	18,519
Net Sales	$163,424	$134,798

Net Sales

Net sales for the three months ended April 30, 2022 were $163.4 million, representing a $28.6 million or 21.2% above the prior year period. This increase is primarily as a result of increased volumes resulting from higher demand. For the three months ended April 30, 2022, fluctuations in foreign currency exchange rates negatively impacted net sales by $4.2 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2022 in the Watch and Accessory Brands segment were $143.4 million, an increase above the prior year period by $27.1 million, or 23.3%. The increase in net sales was primarily due to increased volumes resulting from higher demand with growth in the Company's wholesale customers and the addition of the Calvin Klein brand. There were increases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2022 in the United States locations of the Watch and Accessory Brands segment were $51.1 million, above the prior year period by $3.2 million, or 6.7%, resulting from net sales increases in both the owned and licensed brand categories primarily due to increased volumes resulting from higher demand with growth in the Company's wholesale customers. The net sales recorded in the owned brands category increased by $2.1 million, or 5.6%, and net sales recorded in the licensed brand category increased $0.2 million, or 1.4%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2022 in the International locations of the Watch and Accessory Brands segment were $92.3 million, above the prior year by $23.9 million, or 34.9%, which included fluctuations in foreign currency exchange rates which negatively impacted net sales by $4.2 million when compared to the prior year period. The increase in net sales was across most brands in both the owned and licensed brand categories primarily due to increased volumes resulting from higher demand with growth in the Company's wholesale customers and the addition of the Calvin Klein brand. The net sales increase recorded in the owned brands category was $2.7 million, or 24.5%, and is primarily due to net sales increases in Europe and the Middle East. The net sales increase in the licensed brands category was $21.1 million, or 37.2%, due to net sales increases across all regions.

Company Stores Net Sales

Net sales for the three months ended April 30, 2022 in the Company Stores segment were $20.1 million, $1.5 million or 8.3% above the prior year period. The net sales increase was primarily the result of the opening of four new retail outlet stores and the growth of the Company's online outlet store at www.movadocompanystore.com. As of April 30, 2022 and 2021, the Company operated 51 and 47 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended April 30, 2022 was $96.7 million or 59.2% of net sales as compared to $74.2 million or 55.0% of net sales in the prior year period. The increase in gross profit of $22.5 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 420 basis points for the three months ended April 30, 2022 resulted primarily from a favorable impact of sales mix of approximately 430 basis points, partially offset by an approximately 60 basis point impact due to increased shipping costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended April 30, 2022 were $71.4 million, representing an increase from the prior year period of $10.4 million, or 17.1%. The increase in SG&A expenses was primarily due to the following factors: higher marketing expenses of $4.9 million; an increase in payroll related expenses of $2.2 million; an increase in consulting and recruiting charges of $1.0 million and an increase in rent and rent related of $0.6 million. For the three months ended April 30, 2022, fluctuations in foreign currency rates related to the foreign subsidiaries positively impacted SG&A expenses by $0.6 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended April 30, 2022, the Company recorded operating income of $21.5 million in the Watch and Accessory Brands segment which includes $13.5 million of unallocated corporate expenses as well as $19.1 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended April 30, 2021, the Company recorded operating income of $8.8 million in the Watch and Accessory Brands segment which includes $8.9 million of unallocated corporate expenses as well as $13.9 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $21.5 million, partially offset by an increase in SG&A expenses of $8.8 million when compared to the prior year period. The increase in gross profit was primarily the result of higher net sales combined with a higher gross margin percentage primarily due to a favorable impact in sales mix, partially offset by increased shipping costs. The increase in SG&A expenses of $8.8 million was primarily due to the following factors: higher marketing expenses of $4.7 million; an increase in payroll related expenses of $1.5 million; and an increase in consulting and recruiting charges of $1.0 million. For the three months ended April 30, 2022, fluctuations in foreign currency exchange rates negatively impacted the Watch and Accessory Brands segment operating income by $1.6 million when compared to the prior year period.

U.S. Watch and Accessory Brands Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2022, the Company recorded an operating loss of $3.0 million which includes unallocated corporate expenses of $13.5 million. For the three months ended April 30, 2021 the Company recorded an operating loss of $4.1 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $8.9 million. The decrease in operating loss was the result of higher gross profit of $6.0 million, partially offset by an increase in SG&A expenses of $4.9 million when compared to the prior year period. The increase in gross profit of $6.0 million was due to higher net sales, combined with a higher gross margin percentage primarily due to a favorable impact of sales mix, partially offset by increased shipping costs. The increase in SG&A expenses of $4.9 million was primarily due to higher marketing expenses of $4.5 million and an increase in consulting and recruiting charges of $0.6 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2022, the Company recorded operating income of $24.5 million which includes $19.1 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended April 30, 2021 the Company recorded operating income of $12.9 million in the International locations of the Watch and Accessory Brands segment which included $13.9 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was primarily related to higher gross profit of $15.5 million, partially offset by higher SG&A expenses of $3.9 million. The increase in gross profit of $15.5 million was primarily due to higher net sales, combined with a higher gross margin percentage primarily due to a favorable impact of sales mix. The increase in SG&A expenses of $3.9 million was primarily due to the following factors: an increase in payroll related expenses of $1.8 million; an increase in consulting and recruiting charges of $0.4 million; and higher marketing expenses of $0.2 million. Fluctuation in foreign currency exchange rates negatively impacted operating income by $1.6 million when compared to the prior year period.

Company Stores Operating Income

The Company recorded operating income of $3.7 million and $4.5 million in the Company Stores segment for the three months ended April 30, 2022 and 2021, respectively. The decrease in operating income of $0.8 million was primarily related to an increase in SG&A expenses of $1.7 million, partially offset by a higher gross profit of $0.9 million mainly due to higher net sales. The increase in SG&A expenses was primarily due to an increase of $0.6 million in payroll related expenses; an increase in rent and rent related of $0.3 million due to the opening of new company stores; and an increase in marketing expense of $0.2 million. As of April 30, 2022, and 2021, the Company Stores segment operated 51 and 47 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.1 million for both the three months ended April 30, 2022 and 2021, primarily due to the non-service components of the Company’s Swiss pension plan.

Interest Expense

Interest expense was $0.1 million and $0.3 million for the three months ended April 30, 2022 and 2021, respectively. The decrease was due to no borrowings under the Company’s revolving credit facility during the current year period partially offset by higher unused credit line fees during the three months ended April 30, 2022 as compared to the three months ended April 30, 2021.

Income Taxes

The Company recorded an income tax provision of $6.0 million and $3.3 million for the three months ended April 30, 2022 and 2021, respectively.

The effective tax rate was 23.8% and 25.5% for the three months ended April 30, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the current year as compared to the recording of certain foreign valuation allowances in the prior year, partially offset by return to provision adjustments.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $18.5 million and $9.4 million for the three months ended April 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2022 and April 30, 2021, the Company had $225.3 million and $187.0 million, respectively, of cash and cash equivalents. Of this total, $188.8 million and $114.7 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At April 30, 2022 the Company had working capital of $386.6 million as compared to $368.9 million at April 30, 2021. The increase in working capital was primarily the result of an increase in cash of $38.3 million partially offset by a decrease in income taxes receivable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $20.8 million of cash used in operating activities for the three months ended April 30, 2022 as compared to $15.4 million of cash used in operating activities for the three months ended April 30, 2021. Cash used in operating activities for the three months ended April 30, 2022 included net income of $19.3 million, positively adjusted by $4.2 million related to non-cash items. Cash used in operating activities for the three months ended April 30, 2022 included a $24.3 million increase in investment in inventories primarily to support sales growth and a decrease in accrued payroll of $17.1 million primarily as a result of payments of performance-based compensation, partially offset by an increase in accrued liabilities of $6.1 million primarily as a result of timing of payments and a decrease in income taxes receivable of $5.1 million resulting from tax refunds received.

Cash used in investing activities was $3.3 million for the three months ended April 30, 2022 as compared to cash used in investing activities of $0.5 million for the three months ended April 30, 2021. The cash used in the three months ended April 30, 2022 was primarily related to $1.8 million of long-term investments and capital expenditures of $1.4 million primarily due to the Company’s opening of four new stores (two in Canada) during fiscal 2022 and new computer software.

Cash used in financing activities was $22.9 million for the three months ended April 30, 2022 as compared to cash used in financing activities of $19.8 million for the three months ended April 30, 2021. The cash used in the three months ended April 30, 2022 included $14.4 million in stock repurchased in the open market, $7.9 million in dividends paid and $1.1 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards, partially offset by $0.7 million received in connection with stock options exercised. Cash used in financing activities for the three months ended April 30, 2021 included repayment of bank borrowings of $11.1 million and $7.0 million in dividends paid ($2.3 million of which had been declared in January 2021).

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) and has a maturity date of October 28, 2026. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

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

As of April 30, 2022, and April 30, 2021, there was zero and $10.0 million (zero in Swiss Francs), respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2022 and April 30, 2021. At April 30, 2022, the letters of credit have expiration dates through May 31, 2022. As of April 30, 2022, and April 30, 2021, availability under the Facility was $99.7 million and $89.7 million, respectively. For additional information regarding the Facility, see Note 6 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero and $13.1 million during the three months ended April 30, 2022 and 2021, respectively, with a weighted average interest rate of 3.21% during the three months ended April 30, 2021.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2022, and 2021, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.7 million and $7.1 million, respectively. As of April 30, 2022, and 2021, there were no borrowings against these lines. As of April 30, 2022 and 2021, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million and $1.3 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million and $0.2 million for the three-month periods ended April 30, 2022 and April 30, 2021, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and an additional $1.8 million during the first quarter of fiscal 2023 and may be called upon to satisfy capital calls in respect of the remaining $17.7 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022. During the three months ended April 30, 2021, the Company paid a cash dividend of $0.10 per share, which was paid on February 5, 2021, in the amount of $2.3 million to shareholders of record on January 21, 2021. In addition, the Company paid a cash dividend of $0.20 per share, or $4.6 million, during the three months ended April 30, 2021. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2022, the Company repurchased a total of 378,380 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $14.4 million, or an average of $38.16 per share. At April 30, 2022, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $38.0 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the three months ended April 30, 2021, the Company repurchased a total of 11,235 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $0.3 million, or an average of $28.11 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 7 – Derivative Financial Instruments to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Franc and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of April 30, 2022, the Company’s entire net forward contracts hedging portfolio consisted of 9.4 million Chinese Yuan equivalent, 36.0 million Swiss Francs equivalent, 21.9 million U.S. dollars equivalent, 53.2 million Euros equivalent (including 38.0 million Euros designated as cash flow hedges) and 1.0 million British Pounds equivalent with various expiry dates ranging through October 20, 2022, compared to a portfolio of 7.5 million Chinese Yuan equivalent, 12.0 million Swiss Francs equivalent, 15.5 million U.S. dollars equivalent, 12.6 million Euros equivalent and 0.9 million British Pounds equivalent with various expiry dates ranging through September 8, 2021, as of April 30, 2021. If the Company were to settle its Swiss Franc forward contracts at April 30, 2022, the net result would be a $1.3 million loss. If the Company were to settle its Euro forward contracts at April 30, 2022, the net result would be a $1.8 million gain. As of April 30, 2022, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss. The Company had no cash flow hedges as of April 30, 2021.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2022 and 2021, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at April 30, 2022 and 2021 totaled zero and $10.0 million (zero in Swiss Francs), respectively. During the three months ended April 30, 2022, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Starting in July 2018, the Trump administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs, including watches. U.S. Customs subsequently issued various rulings regarding, among other things, the application of the special tariffs to China-sourced components of watches containing non-Chinese movements. A U.S. Customs ruling effective August 1, 2021 holds that the special tariff applies to all China-sourced watch bands, the special tariff does not apply to China-sourced watch cases imported as part of a watch containing a non-Chinese movement. Pending greater clarity on the retroactive effect of this ruling, for the time being the Company continues to maintain an accrual for Chinese watch case imports prior to August 1, 2021.

In addition to the above matters, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations, or cash flows.

Item 1A. Risk Factors

As of April 30, 2022, there have been no material changes to any of the risk factors previously reported in the Company’s 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both current share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2022, the Company repurchased a total of 378,380 shares of its common stock at a total cost of $14.4 million, or an average of $38.16 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 28,405 shares were repurchased during the three months ended April 30, 2022 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2022 – February 28, 2022	68,015	$38.46	67,880	$49,790,193
March 1, 2022 – March 31, 2022	108,000	37.20	108,000	45,772,635
April 1, 2022 – April 30, 2022	230,770	38.69	202,500	37,961,850
Total	406,785	$38.26	378,380	$37,961,850

Item 6. Exhibits

10.1	Amended and Restated License Agreement dated March 17, 2022 between MGI Luxury Group S.A. and Hugo Boss Trade Mark Management GmbH & Co. KG.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: May 26, 2022	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Executive Vice President, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer