Form 10-Q
period 2022-07-31
MOVADO GROUP INC
filed 2022-08-25
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 22, 2022 were 15,889,254 and 6,524,805 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$203,109	$277,128	$199,721
Trade receivables, net	100,697	91,558	89,710
Inventories	215,038	160,283	183,289
Other current assets	21,588	16,974	23,144
Income taxes receivable	9,691	7,941	8,602
Total current assets	550,123	553,884	504,466
Property, plant and equipment, net	17,956	19,470	19,656
Operating lease right-of-use assets	76,818	68,599	71,253
Deferred and non-current income taxes	44,480	42,596	41,579
Other intangibles, net	10,946	13,507	15,550
Other non-current assets	65,813	63,104	58,394
Total assets	$766,136	$761,160	$710,898
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,981	$46,011	$45,670
Accrued liabilities	58,475	48,522	50,329
Accrued payroll and benefits	11,383	25,117	13,864
Current operating lease liabilities	16,904	13,693	14,863
Income taxes payable	20,875	18,123	10,379
Total current liabilities	159,618	151,466	135,105
Deferred and non-current income taxes payable	15,788	19,614	20,185
Non-current operating lease liabilities	67,241	62,730	64,520
Other non-current liabilities	47,633	50,264	51,686
Total liabilities	290,280	284,074	271,496
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	2,305	2,311	2,443
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,771,219, 28,633,025 and 28,414,699 shares issued and outstanding, respectively	287	286	284
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,524,805, 6,524,805 and 6,536,960 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	226,156	222,615	217,505
Retained earnings	440,306	413,587	361,162
Accumulated other comprehensive income	75,724	85,295	90,486
Treasury Stock, 12,881,965, 12,266,978 and 11,881,311 shares, respectively, at cost	(271,702)	(249,040)	(234,935)
Total Movado Group, Inc. shareholders' equity	470,836	472,808	434,567
Noncontrolling interest	2,715	1,967	2,392
Total equity	473,551	474,775	436,959
Total liabilities, redeemable noncontrolling interest and equity	$766,136	$761,160	$710,898

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net sales	$182,804	$173,874	$346,228	$308,672
Cost of sales	75,877	75,421	142,616	136,017
Gross profit	106,927	98,453	203,612	172,655
Selling, general and administrative	76,270	73,820	147,661	134,766
Operating income	30,657	24,633	55,951	37,889
Non-operating income/(expense):
Other income	199	257	282	357
Interest expense	(101)	(174)	(213)	(449)
Income before income taxes	30,755	24,716	56,020	37,797
Provision for income taxes (Note 10)	6,418	5,315	12,429	8,645
Net income	24,337	19,401	43,591	29,152
Less: Net income/(loss) attributable to noncontrolling interests	334	(9)	1,075	333
Net income attributable to Movado Group, Inc.	$24,003	$19,410	$42,516	$28,819

Basic income per share:
Weighted basic average shares outstanding	22,558	23,332	22,697	23,326
Net income per share attributable to Movado Group, Inc.	$1.06	$0.83	$1.87	$1.24

Diluted income per share:
Weighted diluted average shares outstanding	22,966	23,739	23,176	23,736
Net income per share attributable to Movado Group, Inc.	$1.05	$0.82	$1.83	$1.21

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net income	$24,337	$19,401	$43,591	$29,152
Other comprehensive income/(loss):
Net unrealized (loss)/gain on investments, net of tax (benefit)/provision of ($3), ($6), ($5) and $8, respectively	(9)	(16)	(14)	25
Amortization of prior service cost, net of tax provision of $4, $4, $8 and $8, respectively	14	15	28	29
Foreign currency translation adjustments	969	1,081	(10,531)	(2,108)
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision of $122, $0, $393 and $0, respectively	622	—	1,989	—
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax benefit of ($178), $0, ($206) and $0, respectively	(904)	—	(1,043)	—
Total other comprehensive income/(loss), net of taxes	692	1,080	(9,571)	(2,054)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	334	(9)	1,075	333
Foreign currency translation adjustments	(133)	(159)	(333)	(168)
Total comprehensive income/(loss) attributable to noncontrolling interests	$201	$(168)	$742	$165
Total comprehensive income attributable to Movado Group, Inc.	$24,828	$20,649	$33,278	$26,933

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income	$43,591	$29,152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,635	6,283
Transactional losses/(gains)	41	(497)
Provision for inventories and accounts receivable	1,684	2,128
Deferred income taxes	(1,269)	825
Stock-based compensation	2,761	2,784
Other	129	123
Changes in assets and liabilities:
Trade receivables	(12,274)	(13,245)
Inventories	(59,444)	(33,771)
Other current assets	(3,580)	1,138
Accounts payable	6,920	17,992
Accrued liabilities	11,266	1,515
Accrued payroll and benefits	(13,716)	(4,100)
Income taxes receivable	7,123	17,986
Income taxes payable	(10,661)	(6,317)
Other non-current assets	(3,932)	620
Other non-current liabilities	334	62
Net cash (used in)/provided by operating activities	(25,392)	22,678
Cash flows from investing activities:
Capital expenditures	(2,987)	(1,786)
Long-term investments	(2,283)	—
Trademarks and other intangibles	(57)	(133)
Net cash used in investing activities	(5,327)	(1,919)
Cash flows from financing activities:
Repayment of bank borrowings	—	(21,140)
Dividends paid	(15,797)	(11,618)
Stock repurchase	(21,539)	(9,975)
Stock awards and options exercised and other changes	(405)	(1,030)
Other	(85)	—
Net cash used in financing activities	(37,826)	(43,763)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,489)	(1,096)
Net decrease in cash, cash equivalents and restricted cash	(74,034)	(24,100)
Cash, cash equivalents, and restricted cash at beginning of year	277,716	224,423
Cash, cash equivalents, and restricted cash at end of period	$203,682	$200,323

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$203,109	$199,721
Restricted cash included in other non-current assets	573	602
Cash, cash equivalents, and restricted cash	$203,682	$200,323

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance would be applicable to any of the Company’s borrowing instruments that use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company will continue to monitor new contracts that could potentially be eligible for contract modification relief through December 31, 2022.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Weighted average common shares outstanding:
Basic	22,558	23,332	22,697	23,326
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	408	407	479	410
Diluted	22,966	23,739	23,176	23,736

For the three months ended July 31, 2022 and 2021, approximately 523,000 and 365,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2022 and 2021, approximately 258,000 and 319,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On May 26, 2022, the Company declared a quarterly cash dividend of $0.35 per share payable on June 22, 2022, to shareholders of record on June 8, 2022. The total dividend of $7.9 million was paid on June 22, 2022. On March 24, 2022, the Company declared a quarterly cash dividend of $0.35 per share payable on April 20, 2022, to shareholders of record on April 6, 2022. The total dividend of $7.9 million was paid on April 20, 2022. On May 27, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on June 23, 2021, to shareholders of record on June 9, 2021. The total dividend of $4.7 million was paid on June 23, 2021. On March 25, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on April 21, 2021, to shareholders of record on April 7, 2021. The total dividend of $4.6 million was paid on April 21, 2021. In addition, the Company paid a cash dividend on February 5, 2021 in the amount of $2.3 million to shareholders of record on January 21, 2021 of $0.10 per share.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2022	January 31, 2022	July 31, 2021
Finished goods	$180,102	$128,119	$145,330
Component parts	33,092	29,759	34,085
Work-in-process	1,844	2,405	3,874
	$215,038	$160,283	$183,289

The Company has corrected the previously disclosed July 31, 2021 balances of Finished goods and Component parts to increase Finished goods by $8.6 million and reduce Component parts by a corresponding amount.

NOTE 6 – DEBT AND LINES OF CREDIT

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A., each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). As a result of the merger of Movado Watch Company S.A. into MGI Luxury Group S.A. in July 2022, MGI Luxury Group S.A. (subsequently renamed MGI Luxury Group GmbH as a result of the conversion of its corporate form) became the sole Swiss subsidiary of the Company party to the Credit Agreement (in such capacity, the "Swiss Borrower" and, together with the U.S. Borrowers, the "Borrowers"). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) and has a maturity date of October 28, 2026. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrower, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower, except that the Swiss Borrower is not liable for, nor does it guarantee, the obligations of the U.S. Borrowers. In addition, the Borrowers' obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the U.S. Borrowers' assets other than certain excluded assets. The Swiss Borrower does not provide collateral to secure the obligations under the Facility.

As of July 31, 2022, and July 31, 2021, there were no amounts in loans outstanding under the Facility for either period. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2022 and July 31, 2021. At July 31, 2022, the letters of credit have expiration dates through May 31, 2023. As of July 31, 2022, and July 31, 2021, availability under the Facility was $99.7 million for both periods.

The Company had weighted average borrowings under the Facility of zero and $6.5 million during the three months ended July 31, 2022 and 2021, respectively, with a weighted average interest rate of 2.00% during the three months ended July 31, 2021. The Company had weighted average borrowings under the Facility of zero and $9.8 million during the six months ended July 31, 2022 and 2021, respectively, with a weighted average interest rate of 2.79% during the six months ended July 31, 2021.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2022, and 2021, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.8 million and $7.2 million, respectively. As of July 31, 2022, and 2021, there were no borrowings against these lines. As of July 31, 2022 and 2021, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million and $1.3 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million and $0.3 million for the six-month periods ended July 31, 2022 and July 31, 2021, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of July 31, 2022, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of $23.0 million Euros equivalent with various expiry dates ranging through October 21, 2022. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of July 31, 2022, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 19.8 million Chinese Yuan equivalent, 32.0 million Swiss Francs equivalent, 19.0 million U.S. dollars equivalent, 22.8 million Euros equivalent and 1.5 million British Pounds equivalent with various expiry dates ranging through January 19, 2023. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales and selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the consolidated balance sheets as of July 31, 2022, January 31, 2022 and July 31, 2021 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2022 Fair Value	January 31, 2022 Fair Value	July 31, 2021 Fair Value	Balance Sheet Location	July 31, 2022 Fair Value	January 31, 2022 Fair Value	July 31, 2021 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,487	$154	$—	Accrued Liabilities	$—	$30	$—
Total Derivative Instruments		$1,487	$154	$—		$—	$30	$—

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2022 Fair Value	January 31, 2022 Fair Value	July 31, 2021 Fair Value	Balance Sheet Location	July 31, 2022 Fair Value	January 31, 2022 Fair Value	July 31, 2021 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$199	$43	$140	Accrued Liabilities	$263	$140	$—
Total Derivative Instruments		$199	$43	$140		$263	$140	$—

As of July 31, 2022, January 31, 2022 and July 31, 2021, the balance of deferred gains, net of taxes, on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income were $1.1 million, $0.2 million and zero, respectively. For the three and six months ended July 31, 2022, the Company reclassified $0.9 million and $1.0 million, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. For the three and six months ended July 31, 2021, the Company did not have any cash flow hedges. No ineffectiveness has been recorded for the three and six months ended July 31, 2022.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2022 and 2021 and January 31, 2022 (in thousands):

		Fair Value at July 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$230	$—	$—	$230
Short-term investment	Other current assets	163	—	—	163
SERP assets - employer	Other non-current assets	830	—	—	830
SERP assets - employee	Other non-current assets	44,566	—	—	44,566
Defined benefit plan assets	Other non-current assets	—	—	27,357	27,357
Hedge derivatives	Other current assets	—	1,686	—	1,686
Total		$45,789	$1,686	$27,357	$74,832
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,566	$—	$—	$44,566
Hedge derivatives	Accrued liabilities	—	263	—	263
Total		$44,566	$263	$—	$44,829

		Fair Value at January 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$249	$—	$—	$249
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	772	—	—	772
SERP assets - employee	Other non-current assets	47,261	—	—	47,261
Defined benefit plan assets	Other non-current assets	—	—	29,096	29,096
Hedge derivatives	Other current assets	—	197	—	197
Total		$48,446	$197	$29,096	$77,739
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,261	$—	$—	$47,261
Hedge derivatives	Accrued liabilities	—	170	—	170
Total		$47,261	$170	$—	$47,431

		Fair Value at July 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$218	$—	$—	$218
Short-term investment	Other current assets	167	—	—	167
SERP assets - employer	Other non-current assets	882	—	—	882
SERP assets - employee	Other non-current assets	47,886	—	—	47,886
Defined benefit plan assets	Other non-current liabilities	—	—	28,057	28,057
Hedge derivatives	Other current assets	—	140	—	140
Total		$49,153	$140	$28,057	$77,350
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,886	$—	$—	$47,886
Total		$47,886	$—	$—	$47,886

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current assets at July 31, 2022 and January 31, 2022 and other non-current liabilities in the consolidated balance sheets at July 31, 2021.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company invested approximately $2.0 million and during the first six months of fiscal 2023, the Company invested an additional $2.3 million in venture capital funds (see Note 9 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company has and will regularly evaluate the carrying value of its investments. There were no adjustments to the original cost value during the three and six months ended July 31, 2022. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at July 31, 2022 and January 31, 2022.

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

The acquisition of MVMT Watches, Inc. in October 2018 included two future contingent payments based on the MVMT brand achieving certain revenue and EBITDA (as defined in the acquisition agreement) targets that combined could total up to $100 million. In connection therewith, the Company had recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. $14.5 million was allocated to the purchase price and $2.0 million to deferred compensation expense based on future employee service requirements. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and an additional $2.3 million during the first six months of fiscal 2023 and may be called upon to satisfy capital calls in respect of the remaining $17.2 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2022, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $6.4 million and $5.3 million for the three months ended July 31, 2022 and 2021, respectively.

The effective tax rate was 20.9% and 21.5% for the three months ended July 31, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances, partially offset by return to provision adjustments.

The Company recorded an income tax provision of $12.4 million and $8.6 million for the six months ended July 31, 2022 and 2021, respectively.

The effective tax rate was 22.2% and 22.9% for the six months ended July 31, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the current year as compared to the recording of certain foreign valuation allowances in the prior year, partially offset by return to provision adjustments.

At July 31, 2022, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $215.9 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 11 – EQUITY

The components of equity for the six months ended July 31, 2022 and 2021 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2022	$—	$286	$65	$222,615	$413,587	$85,295	$(249,040)	$1,967	$474,775	$2,311
Net income/(loss) attributable to Movado Group, Inc.					42,516			813	43,329	262
Dividends ($0.70 per share)					(15,797)				(15,797)
Stock options exercised		1		717			(1,123)		(405)
Stock repurchase							(21,539)		(21,539)
Supplemental executive retirement plan				63					63
Stock-based compensation expense				2,761					2,761
Net unrealized loss on investments, net of tax benefit of ($5)						(14)			(14)
Net change in effective portion of hedging contracts, net of tax provision of $187						946			946
Amortization of prior service cost, net of tax provision of $8						28			28
Foreign currency translation adjustment (3)						(10,531)		(65)	(10,596)	(268)
Balance, July 31, 2022	$—	$287	$65	$226,156	$440,306	$75,724	$(271,702)	$2,715	$473,551	$2,305

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2021	$—	$281	$65	$214,043	$341,641	$92,540	$(223,306)	$2,070	$427,334	$2,600
Net income/(loss) attributable to Movado Group, Inc.					28,819			424	29,243	(91)
Dividends ($0.40 per share)					(9,298)				(9,298)
Stock options exercised		3		621			(1,654)		(1,030)
Stock repurchase							(9,975)		(9,975)
Supplemental executive retirement plan				57					57
Stock-based compensation expense				2,784					2,784
Net unrealized gain on investments, net of tax provision of $8						25			25
Amortization of prior service cost, net of tax provision of $8						29			29
Foreign currency translation adjustment (3)						(2,108)		(102)	(2,210)	(66)
Balance, July 31, 2021	$—	$284	$65	$217,505	$361,162	$90,486	$(234,935)	$2,392	$436,959	$2,443

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

NOTE 12 – TREASURY STOCK

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise.

During the six months ended July 31, 2022, the Company repurchased a total of 586,582 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $21.5 million, or an average of $36.72 per share. During the six months ended July 31, 2021, the Company repurchased a total of 334,000 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $10.0 million, or an average of $29.87 per share.

At July 31, 2022, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $30.9 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 28,405 and 54,720 shares of common stock repurchased during the six months ended July 31, 2022 and 2021, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at July 31, 2022 and 2021, and January 31, 2022, related to each component of accumulated other comprehensive income/(loss) are as follows (in thousands):

	July 31, 2022	January 31, 2022	July 31, 2021
Foreign currency translation adjustments	$74,194	$84,725	$91,058
Available-for-sale securities	158	172	149
Hedging contracts	1,140	194	—
Unrecognized prior service cost related to defined benefit pension plan	(259)	(287)	(315)
Net actuarial gain/(loss) related to defined benefit pension plan	491	491	(406)
Total accumulated other comprehensive income	$75,724	$85,295	$90,486

Amounts reclassified from accumulated other comprehensive income/(loss) to operating income in the Consolidated Statements of Operations during the six months ended July 31, 2022 and July 31, 2021 were $1.0 million and zero, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
Customer Type	2022	2021	2022	2021
Wholesale	$137,346	$115,586	$265,963	$214,989
Direct to consumer	44,592	57,278	78,340	91,964
After-sales service	866	1,010	1,925	1,719
Net Sales	$182,804	$173,874	$346,228	$308,672

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the six months ended July 31, 2022 and July 31, 2021.

	Six Months Ended July 31, 2022	Six Months Ended July 31, 2021
Expected volatility	51.66%	51.61%
Expected life in years	6.0	6.0
Risk-free interest rates	2.57%	0.89%
Dividend rate	3.00%	2.90%
Weighted average fair value per option at date of grant	$14.81	$10.23

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended July 31, 2022 and 2021 was $0.6 million and $0.4 million, respectively. Total compensation expense for stock option grants recognized during the six months ended July 31, 2022 and 2021 was $1.1 million and $0.7 million, respectively. As of July 31, 2022, there was $3.9 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.0 years. Total cash consideration received for stock option exercises during the six months ended July 31, 2022 and 2021 was $0.7 million and $0.6 million, respectively.

The following table summarizes the Company’s stock options activity during the first six months of fiscal 2023:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2022 (242,959 options exercisable)	982,834	$21.69	$12.42-$42.12	7.5	$15,441
Granted	162,053	$38.04	$38.04
Exercised	(26,228)	$27.41	$23.35-$30.36
Cancelled	—
Options outstanding at July 31, 2022	1,118,659	$23.93	$12.42-$42.12	7.5	$12,432
Exercisable at July 31, 2022	216,731	$31.55		3.0	$1,053
Expected to vest at July 31, 2022	854,087	$21.73		8.5	$11,036

The fair value of stock options exercised during the first six months of fiscal 2023 was $0.3 million and the intrinsic value was $0.3 million.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended July 31, 2022 and 2021, compensation expense for stock awards was $0.8 million and $0.9 million, respectively. For the six months ended July 31, 2022 and 2021, compensation expense for stock awards was $1.7 million and $2.1 million, respectively. As of July 31, 2022, there was $5.2 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the Company’s stock awards activity during the first six months of fiscal 2023:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2022	296,283	$26.39
Units granted	112,767	$38.04
Units vested	(111,584)	$31.84
Units forfeited	(2,914)	$24.11
Units outstanding at July 31, 2022	294,552	$28.81	2.2	$10,009

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares issued related to the performance-based stock awards historically awarded by the Company have typically varied from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. There were 28,405 and 54,720 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $1.1 million and $1.7 million for the six months ended July 31, 2022 and 2021, respectively. The total fair value of stock award units that vested during the first six months of fiscal 2023 was $3.6 million. The number of shares issued related to the remaining stock awards are established at grant date.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 31.2%, 10.6%, 9.4% and 4.6%, respectively, of the Company’s total net sales for the three months ended July 31, 2022. For the three months ended July 31, 2021, the Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 33.4%, 8.2%, 4.8% and 4.4%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 32.5%, 10.4%, 8.9% and 4.6%, respectively, of the Company’s total net sales for the six months ended July 31, 2022. For the six months ended July 31, 2021, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 31.4%, 8.3%, 6.3% and 5.0%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended July 31, 2022 and 2021 (in thousands):

	Net Sales
	2022	2021
Watch and Accessory Brands:
Owned brands category	$56,694	$60,902
Licensed brands category	96,536	84,077
After-sales service and all other	1,073	1,200
Total Watch and Accessory Brands	154,303	146,179
Company Stores	28,501	27,695
Consolidated total	$182,804	$173,874

	Operating Income (3)
	2022	2021
Watch and Accessory Brands	$23,372	$15,718
Company Stores	7,285	8,915
Consolidated total	$30,657	$24,633

Operating Segment Data as of and for the Six Months Ended July 31, 2022 and 2021 (in thousands):

	Net Sales
	2022	2021
Watch and Accessory Brands:
Owned brands category	$109,864	$109,273
Licensed brands category	185,376	151,703
After-sales service and all other	2,431	1,482
Total Watch and Accessory Brands	297,671	262,458
Company Stores	48,557	46,214
Consolidated total	$346,228	$308,672

	Operating Income (3)
	2022	2021
Watch and Accessory Brands	$44,919	$24,503
Company Stores	11,032	13,386
Consolidated total	$55,951	$37,889

	Total Assets
	July 31, 2022	January 31, 2022	July 31, 2021
Watch and Accessory Brands	$699,060	$701,986	$651,495
Company Stores	67,076	59,174	59,403
Consolidated total	$766,136	$761,160	$710,898

Geographic Location Data for the Three Months Ended July 31, 2022 and 2021 (in thousands):

	Net Sales		Operating Income (3)
	2022	2021	2022	2021
United States (1)	$80,866	$85,487	$4,011	$8,820
International (2)	101,938	88,387	26,646	15,813
Consolidated total	$182,804	$173,874	$30,657	$24,633

United States and International net sales are net of intercompany sales of $101.2 million and $90.7 million for the three months ended July 31, 2022 and 2021, respectively.

Geographic Location Data as of and for the Six Months Ended July 31, 2022 and 2021 (in thousands):

	Net Sales		Operating Income (3)
	2022	2021	2022	2021
United States (1)	$151,089	$151,380	$4,559	$9,579
International (2)	195,139	157,292	51,392	28,310
Consolidated total	$346,228	$308,672	$55,951	$37,889

United States and International net sales are net of intercompany sales of $197.4 million and $160.4 million for the six months ended July 31, 2022 and 2021, respectively.

(1)
The United States operating income included $12.5 million and $13.0 million of unallocated corporate expenses for the three months ended July 31, 2022 and 2021, respectively. The United States operating income included $26.0 million and $21.9 million of unallocated corporate expenses for the six months ended July 31, 2022 and 2021, respectively.
(2)
The International operating income included $18.8 million and $16.9 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2022 and 2021, respectively. The International operating income included $37.9 million and $30.8 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2022 and 2021, respectively.
(3)
For the three months ended July 31, 2022 and 2021, and for the six months ended July 31, 2022 and 2021, in the United States locations of the Watch and Accessory Brands segment, operating income included a charge of $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively, related to the amortization of intangible assets and deferred compensation associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended July 31, 2022 and 2021, and for the six months ended July 31, 2022 and 2021 operating income included a charge of $0.6 million, $0.7 million, $1.3 million and $1.4 million, respectively, related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	July 31, 2022	January 31, 2022	July 31, 2021
United States	$440,650	$352,806	$350,187
International	325,486	408,354	360,711
Consolidated total	$766,136	$761,160	$710,898

	Property, Plant and Equipment, Net
	July 31, 2022	January 31, 2022	July 31, 2021
United States	$12,617	$13,246	$13,014
International	5,339	6,224	6,642
Consolidated total	$17,956	$19,470	$19,656

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2022 Annual Report on Form 10-K and are incorporated by reference herein. As of July 31, 2022, there have been no material changes to any of the Company's critical accounting policies.

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

The Company divides its watch and accessory business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Concord®, Ebel®, Olivia Burton® and MVMT® brands. Products in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, Hugo Boss®, Lacoste®, Calvin Klein® and Scuderia Ferrari®. The Company's collaboration with Scuderia Ferrari ended on June 30, 2022, although the Company has the right to sell remaining inventory through December 31, 2022.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the Company’s owned brands category generally earn higher gross margin percentages than watches in the licensed brands category. The difference in gross margin percentages is primarily due to the impact of royalty payments made on the licensed brands. Gross margins in the Company’s e-commerce business generally earn higher gross margin percentages than those of the traditional wholesale business. Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

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

Although the COVID-19 pandemic's adverse impact on the Company has significantly diminished in recent quarters, the pandemic is expected to continue to affect the Company's results of operations for the foreseeable future due to impacts on supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

Russia's invasion of Ukraine

On February 24, 2022, Russia launched a comprehensive invasion of Ukraine. The invasion and the subsequent economic sanctions imposed by some countries may negatively impact the Company's revenue to the extent the conflict and the sanctions significantly impact the economic conditions in or our ability to sell products to customers in the affected region. In response to the invasion, the Company decided in March 2022 to suspend all sales to Russia and Belarus. Sales and assets in Russia, Belarus and Ukraine are immaterial to the Company's results of operations, financial condition and cash flows. However, the conflict could have broader implications on economies outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries.

Results of Operations Overview

The following is a discussion of the results of operations for the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021, along with a discussion of the changes in financial condition during the first six months of fiscal 2023. The Company’s results of operations for the first six months of fiscal 2023 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2023. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the Securities and Exchange Commission on March 24, 2022.

Results of operations for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2022	2021
Watch and Accessory Brands:
United States	$53,720	$58,688
International	100,583	87,491
Total Watch and Accessory Brands	154,303	146,179
Company Stores:
United States	27,146	26,799
International	1,355	896
Total Company Stores	28,501	27,695
Net Sales	$182,804	$173,874

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2022	2021
Watch and Accessory Brands:
Owned brands category	$56,694	$60,902
Licensed brands category	96,536	84,077
After-sales service and all other	1,073	1,200
Total Watch and Accessory Brands	154,303	146,179
Company Stores	28,501	27,695
Net Sales	$182,804	$173,874

Net Sales

Net sales for the three months ended July 31, 2022 were $182.8 million, representing an $8.9 million or 5.1% increase above the prior year period. This increase is primarily attributable to the Watch and Accessory Brands segment. For the three months ended July 31, 2022, fluctuations in foreign currency exchange rates negatively impacted net sales by $9.3 million when compared to the prior year period. On a constant dollar basis net sales increased 10.5% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2022 in the Watch and Accessory Brands segment were $154.3 million, an increase above the prior year period by $8.1 million, or 5.6%. The increase in net sales was primarily due to the addition of the Calvin Klein brand and increased volumes resulting from higher demand from the Company's wholesale customers in International locations, partially offset by a decrease in online retail and a decrease in the United States locations.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2022 in the United States locations of the Watch and Accessory Brands segment were $53.7 million, below the prior year period by $5.0 million, or 8.5%, resulting primarily from decreased volumes resulting from lower demand from the Company's wholesale customers in the owned brand category and a decrease in online retail. The net sales recorded in the owned brands category decreased by $4.2 million, or 9.0%, and net sales recorded in the licensed brand category increased $0.4 million, or 3.2%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2022 in the International locations of the Watch and Accessory Brands segment were $100.6 million, above the prior year by $13.1 million, or 15.0%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $9.3 million when compared to the prior year period. The increase in net sales was mainly in the licensed brand category primarily due to the addition of the Calvin Klein brand and increased volumes resulting from higher demand with growth in the Company's wholesale customers. The net sales increase recorded in the licensed brands category was $12.1 million, or 16.6%, and reflected growth across all regions. The net sales in the owned brands category remained flat with sales increases in the Middle East and the Americas (excluding the United States) offset by decreases in Europe and Asia.

Company Stores Net Sales

Net sales for the three months ended July 31, 2022 in the Company Stores segment were $28.5 million, $0.8 million or 2.9% above the prior year period. The net sales increase was primarily the result of the opening of four new retail outlet stores and the growth of the Company's online outlet store at www.movadocompanystore.com. As of July 31, 2022 and 2021, the Company operated 53 and 49 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended July 31, 2022 was $106.9 million or 58.5% of net sales as compared to $98.5 million or 56.6% of net sales in the prior year period. The increase in gross profit of $8.4 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 190 basis points for the three months ended July 31, 2022 resulted primarily from a favorable impact of sales mix of approximately 240 basis points, partially offset by a negative impact of fluctuations in foreign exchange rates of approximately 50 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2022 were $76.3 million, representing an increase from the prior year period of $2.5 million, or 3.3%. The increase in SG&A expenses was primarily due to the following factors: higher marketing expenses of $1.4 million; an increase in payroll related expenses of $1.3 million and an increase in consulting charges of $0.7 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $1.4 million. For the three months ended July 31, 2022, fluctuations in foreign currency rates related to the foreign subsidiaries positively impacted SG&A expenses by $1.4 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended July 31, 2022, the Company recorded operating income of $23.4 million in the Watch and Accessory Brands segment which includes $12.5 million of unallocated corporate expenses as well as $18.8 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended July 31, 2021, the Company recorded operating income of $15.7 million in the Watch and Accessory Brands segment which included $13.0 million of unallocated corporate expenses as well as $16.9 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $8.7 million, partially offset by an increase in SG&A expenses of $1.0 million when compared to the prior year period. The increase in gross profit of $8.7 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable impact of sales mix. The increase in SG&A expenses of $1.0 million was primarily due to the following factors: higher marketing expenses of $1.0 million; an increase in payroll related expenses of $0.7 million; and an increase in consulting charges of $0.7 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $1.3 million. For the three months ended July 31, 2022, fluctuations in foreign currency exchange rates negatively impacted the Watch and Accessory Brands segment operating income by $3.7 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating (Loss)/Income

In the United States locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2022, the Company recorded an operating loss of $2.9 million which includes unallocated corporate expenses of $12.5 million. For the three months ended July 31, 2021 the Company recorded operating income of $0.6 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $13.0 million. The change to operating loss from operating income of $3.5 million was the result of a decrease in gross profit of $2.5 million and an increase in SG&A expenses of $1.0 million when compared to the prior year period. The decrease in gross profit of $2.5 million was primarily the result of lower net sales. The increase in SG&A expenses of $1.0 million was primarily due to the following factors: an increase in payroll related expenses of $1.0 million; higher marketing expenses of $0.6 million; and an increase in consulting charges of $0.6 million. The increase in SG&A expenses was partially offset by a decrease in performance-based compensation of $1.4 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2022, the Company recorded operating income of $26.3 million which includes $18.8 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended July 31, 2021 the Company recorded operating income of $15.1 million in the International locations of the Watch and Accessory Brands segment which included $16.9 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $11.1 million, while SG&A expenses remained flat when compared to the prior year period. The increase in gross profit of $11.1 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable impact of sales mix. SG&A expenses included higher marketing expenses of $0.4 million offset by a decrease in payroll related expenses of $0.4 million. Fluctuations in foreign currency exchange rates negatively impacted operating income by $3.7 million when compared to the prior year period.

Company Stores Operating Income

The Company recorded operating income of $7.3 million and $8.9 million in the Company Stores segment for the three months ended July 31, 2022 and 2021, respectively. The decrease in operating income of $1.6 million was primarily related to a lower gross profit of $0.2 million mainly due to a lower gross profit percentage and a $1.4 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to an increase of $0.7 million in payroll related expenses; an increase in rent and rent related expenses of $0.4 million due to the opening of new company stores; and an increase in marketing expenses of $0.4 million. As of July 31, 2022, and 2021, the Company operated 53 and 49 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.2 million primarily due to interest income and the non-service components of the Company’s Swiss pension plan for the three months ended July 31, 2022.

The Company recorded other income of $0.3 million primarily due to the final settlement related to a sale of a building in an international location in fiscal 2021 and the non-service components of the Company’s Swiss pension plan for the three months ended July 31, 2021.

Interest Expense

Interest expense was $0.1 million and $0.2 million for the three months ended July 31, 2022 and 2021, respectively. The decrease was due to no borrowings under the Company’s revolving credit facility during the current year period partially offset by higher unused credit line fees during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021.

Income Taxes

The Company recorded an income tax provision of $6.4 million and $5.3 million for the three months ended July 31, 2022 and 2021, respectively.

The effective tax rate was 20.9% and 21.5% for the three months ended July 31, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances, partially offset by return to provision adjustments.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $24.0 million and $19.4 million for the three months ended July 31, 2022 and 2021, respectively.

Results of operations for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2022	2021
Watch and Accessory Brands:
United States	$104,782	$106,555
International	192,889	155,903
Total Watch and Accessory Brands	297,671	262,458
Company Stores:
United States	46,307	44,825
International	2,250	1,389
Total Company Stores	48,557	46,214
Net Sales	$346,228	$308,672

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2022	2021
Watch and Accessory Brands:
Owned brands category	$109,864	$109,273
Licensed brands category	185,376	151,703
After-sales service and all other	2,431	1,482
Total Watch and Accessory Brands	297,671	262,458
Company Stores	48,557	46,214
Net Sales	$346,228	$308,672

Net Sales

Net sales for the six months ended July 31, 2022 were $346.2 million, representing a $37.6 million or 12.2% increase above the prior year period. This increase is primarily attributable to growth in the Watch and Accessory Brands segment. For the six months ended July 31, 2022, fluctuations in foreign currency exchange rates negatively impacted net sales by $13.4 million when compared to the prior year period. On a constant dollar basis net sales increased 16.5% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2022 in the Watch and Accessory Brands segment were $297.7 million, an increase above the prior year period by $35.2 million, or 13.4%. The increase in net sales was primarily due to the addition of the Calvin Klein brand and increased volumes resulting from higher demand with growth from the Company's wholesale customers in the International locations, partially offset by a decrease in online retail and a slight decrease in the United States locations.

United States Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2022 in the United States locations of the Watch and Accessory Brands segment were $104.8 million, below the prior year period by $1.8 million, or 1.7%, resulting primarily from decreased volumes resulting from lower demand in the Company's wholesale customers in the owned brand category and a decrease in online retail. The net sales recorded in the owned brands category decreased $2.1 million, or 2.5%, and net sales recorded in the licensed brand category increased $0.5 million, or 2.3%.

International Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2022 in the International locations of the Watch and Accessory Brands segment were $192.9 million, above the prior year by $37.0 million, or 23.7%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $13.4 million when compared to the prior year period. The increase in net sales was across most brands in both the owned and licensed brand categories primarily due to the addition of the Calvin Klein brand and increased volumes resulting from higher demand with growth in the Company's wholesale customers. The net sales increase recorded in the owned brands category was $2.7 million, or 10.6%, and is primarily due to net sales increases in Europe, the Middle East and the Americas (excluding the United States), partially offset by a decrease in Asia. The net sales increase in the licensed brands category was $33.2 million, or 25.6%, due to net sales increases across all regions.

Company Stores Net Sales

Net sales for the six months ended July 31, 2022 in the Company Stores segment were $48.6 million, $2.3 million or 5.1% above the prior year period. The net sales increase was primarily the result of the opening of four new retail outlet stores and the growth of the Company's online outlet store at www.movadocompanystore.com. As of July 31, 2022 and 2021, the Company operated 53 and 49 retail outlet locations, respectively.

Gross Profit

Gross profit for the six months ended July 31, 2022 was $203.6 million or 58.8% of net sales as compared to $172.7 million or 55.9% of net sales in the prior year period. The increase in gross profit of $30.9 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 290 basis points for the six months ended July 31, 2022 resulted primarily from a favorable impact of sales mix of approximately 330 basis points, partially offset by an approximately 30 basis point impact due to increased shipping costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the six months ended July 31, 2022 were $147.7 million, representing an increase from the prior year period of $12.9 million, or 9.6%. The increase in SG&A expenses was primarily due to the following factors: higher marketing expenses of $6.3 million; an increase in payroll related expenses of $2.9 million; an increase in consulting charges of $1.4 million and an increase in rent and rent related expenses of $0.7 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $0.6 million. For the six months ended July 31, 2022, fluctuations in foreign currency rates related to the foreign subsidiaries positively impacted SG&A expenses by $1.9 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the six months ended July 31, 2022, the Company recorded operating income of $44.9 million in the Watch and Accessory Brands segment which includes $26.0 million of unallocated corporate expenses as well as $37.9 million of certain intercompany profits related to the Company’s supply chain operations. For the six months ended July 31, 2021, the Company recorded operating income of $24.5 million in the Watch and Accessory Brands segment which included $21.9 million of unallocated corporate expenses as well as $30.8 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $30.2 million, partially offset by an increase in SG&A expenses of $9.8 million when compared to the prior year period. The increase in gross profit of $30.2 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable impact of sales mix, partially offset by increased shipping costs. The increase in SG&A expenses of $9.8 million was primarily due to the following factors: higher marketing expenses of $5.6 million; an increase in payroll related expenses of $1.6 million and an increase in consulting charges of $1.3 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $0.5 million. For the six months ended July 31, 2022, fluctuations in foreign currency exchange rates negatively impacted the Watch and Accessory Brands segment operating income by $5.3 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2022, the Company recorded an operating loss of $5.9 million which includes unallocated corporate expenses of $26.0 million. For the six months ended July 31, 2021 the Company recorded an operating loss of $3.5 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $21.9 million. The increase in operating loss was the result of an increase in SG&A expenses of $5.9 million, partially offset by an increase in gross profit of $3.5 million when compared to the prior year period. The increase in gross profit of $3.5 million was primarily the result of a higher gross margin percentage primarily due to a favorable impact of sales mix, partially offset by increased shipping costs; and a decrease in net sales. The increase in SG&A expenses of $5.9 million was primarily due to higher marketing expenses of $5.1 million and an increase in consulting charges of $0.9 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $1.0 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2022, the Company recorded operating income of $50.8 million which includes $37.9 million of certain intercompany profits related to the Company’s International supply chain operations. For the six months ended July 31, 2021 the Company recorded operating income of $28.0 million in the International locations of the Watch and Accessory Brands segment which included $30.8 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $26.7 million, partially offset by higher SG&A expenses of $3.9 million when compared to the prior year period. The increase in gross profit of $26.7 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable impact of sales mix. The increase in SG&A expenses of $3.9 million was primarily due to the following factors: an increase in payroll related expenses of $1.4 million; higher marketing expenses of $0.5 million; and an increase in consulting charges of $0.4 million. Fluctuations in foreign currency exchange rates negatively impacted operating income by $5.3 million when compared to the prior year period.

Company Stores Operating Income

The Company recorded operating income of $11.0 million and $13.4 million in the Company Stores segment for the six months ended July 31, 2022 and 2021, respectively. The decrease in operating income of $2.4 million was primarily related to a $3.1 million increase in SG&A expenses partially offset by a higher gross profit of $0.7 million mainly due to higher net sales. The increase in SG&A expenses was primarily due to an increase of $1.3 million in payroll related expenses; an increase in rent and rent related of $0.7 million due to the opening of new company stores; and an increase in marketing expenses of $0.6 million. As of July 31, 2022, and 2021, the Company operated 53 and 49 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.3 million primarily due to the non-service components of the Company’s Swiss pension plan and interest income for the six months ended July 31, 2022.

The Company recorded other income of $0.4 million primarily due to the final settlement related to a sale of a building in an international location in fiscal 2021 and the non-service components of the Company’s Swiss pension plan for the six months ended July 31, 2021.

Interest Expense

Interest expense was $0.2 million and $0.4 million for the six months ended July 31, 2022 and 2021, respectively. The decrease was due to no borrowings under the Company’s revolving credit facility during the current year period partially offset by higher unused credit line fees during the six months ended July 31, 2022 as compared to the six months ended July 31, 2021.

Income Taxes

The Company recorded an income tax provision of $12.4 million and $8.6 million for the six months ended July 31, 2022 and 2021, respectively.

The effective tax rate was 22.2% and 22.9% for the six months ended July 31, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the current year as compared to the recording of certain foreign valuation allowances in the prior year, partially offset by return to provision adjustments.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $42.5 million and $28.8 million for the six months ended July 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2022 and July 31, 2021, the Company had $203.1 million and $199.7 million, respectively, of cash and cash equivalents. Of this total, $61.6 million and $118.7 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At July 31, 2022 the Company had working capital of $390.5 million as compared to $369.4 million at July 31, 2021. The increase in working capital was primarily the result of an increase in inventories and accounts receivable primarily from higher sales partially offset by an increase in income taxes payable, accrued liabilities and accounts payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $25.4 million of cash used in operating activities for the six months ended July 31, 2022 as compared to $22.7 million of cash provided by operating activities for the six months ended July 31, 2021. Cash used in operating activities for the six months ended July 31, 2022 included net income of $43.6 million, positively adjusted by $9.0 million related to non-cash items. Cash used in operating activities for the six months ended July 31, 2022 included a $59.4 million increase in investment in inventories primarily to support sales growth, a decrease in accrued payroll of $13.7 million primarily as a result of payments of performance-based compensation, an increase of $12.3 million in trade receivables as a result of higher sales and a decrease of $10.7 million in income taxes payable as a result of timing of payments, partially offset by an increase in accrued liabilities of $11.3 million primarily as a result of timing of payments and a decrease of $7.1 million in income taxes receivable resulting from tax refunds received.

Cash used in investing activities was $5.3 million for the six months ended July 31, 2022 as compared to cash used in investing activities of $1.9 million for the six months ended July 31, 2021. The cash used in the six months ended July 31, 2022 was primarily related to capital expenditures of $3.0 million primarily due to the Company’s opening of new stores and new computer software and $2.3 million of long-term investments.

Cash used in financing activities was $37.8 million for the six months ended July 31, 2022 as compared to cash used in financing activities of $43.8 million for the six months ended July 31, 2021. The cash used in the six months ended July 31, 2022 included $21.5 million in stock repurchased in the open market, $15.8 million in dividends paid and $1.1 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards, partially offset by $0.7 million received in connection with stock options exercised. Cash used in financing activities for the six months ended July 31, 2021 included repayment of bank borrowings of $21.1 million, $11.6 million in dividends paid ($2.3 million of which had been declared in January 2021) and $10.0 million in stock repurchased in the open market.

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A., each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). As a result of the merger of Movado Watch Company S.A. into MGI Luxury Group S.A. in July 2022, MGI Luxury Group S.A. (subsequently renamed MGI Luxury Group GmbH as a result of the conversion of its corporate form) became the sole Swiss subsidiary of the Company party to the Credit Agreement (in such capacity, the "Swiss Borrower" and, together with the U.S. Borrowers, the "Borrowers"). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) and has a maturity date of October 28, 2026. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrower, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower, except that the Swiss Borrower is not liable for, nor does it guarantee, the obligations of the U.S. Borrowers. In addition, the Borrowers' obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the U.S. Borrowers' assets other than certain excluded assets. The Swiss Borrower does not provide collateral to secure the obligations under the Facility.

As of July 31, 2022, and July 31, 2021, there were no amounts in loans outstanding under the Facility for either period. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2022 and July 31, 2021. At July 31, 2022, the letters of credit have expiration dates through May 31, 2023. As of July 31, 2022, and July 31, 2021, availability under the Facility was $99.7 million for both periods. For additional information regarding the Facility, see Note 6 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero and $6.5 million during the three months ended July 31, 2022 and 2021, respectively, with a weighted average interest rate of 2.00% during the three months ended July 31, 2021. The Company had weighted average borrowings under the Facility of zero and $9.8 million during the six months ended July 31, 2022 and 2021, respectively, with a weighted average interest rate of 2.79% during the six months ended July 31, 2021.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2022, and 2021, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.8 million and $7.2 million, respectively. As of July 31, 2022, and 2021, there were no borrowings against these lines. As of July 31, 2022 and 2021, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million and $1.3 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million and $0.3 million for the six-month periods ended July 31, 2022 and July 31, 2021, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and an additional $2.3 million during the first six months of fiscal 2023 and may be called upon to satisfy capital calls in respect of the remaining $17.2 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022 and $0.35 per share, or $7.9 million, during the three months ended July 31, 2022. During the three months ended April 30, 2021, the Company paid a cash dividend of $0.10 per share, which was paid on February 5, 2021, in the amount of $2.3 million to shareholders of record on January 21, 2021. In addition, the Company paid a cash dividend of $0.20 per share, or $4.6 million, during the three months ended April 30, 2021 and $0.20 per share or $4.7 million during the three months ended July 31, 2021. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the six months ended July 31, 2022, the Company repurchased a total of 586,582 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $21.5 million, or an average of $36.72 per share. At July 31, 2022, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $30.9 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the six months ended July 31, 2021, the Company repurchased a total of 334,000 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $10.0 million, or an average of $29.87 per share.

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

As of July 31, 2022, the Company’s entire net forward contracts hedging portfolio consisted of 19.8 million Chinese Yuan equivalent, 32.0 million Swiss Francs equivalent, 19.0 million U.S. dollars equivalent, 45.8 million Euros equivalent (including 23.0 million Euros designated as cash flow hedges) and 1.5 million British Pounds equivalent with various expiry dates ranging through January 19, 2023, compared to a portfolio of 16.7 million Chinese Yuan equivalent, 16.0 million Swiss Francs equivalent, 18.0 million U.S. dollars equivalent, 19.7 million Euros equivalent and 1.3 million British Pounds equivalent with various expiry dates ranging through January 20, 2022, as of July 31, 2021. If the Company were to settle its Swiss Franc forward contracts at July 31, 2022, the net result would be a $0.1 million loss. If the Company were to settle its Euro forward contracts at July 31, 2022, the net result would be a $1.2 million gain. As of July 31, 2022, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss. The Company had no cash flow hedges as of July 31, 2021.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2022 and 2021, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at July 31, 2022 and 2021 was zero for both periods. During the six months ended July 31, 2022, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of July 31, 2022, there have been no material changes to any of the risk factors previously reported in the Company’s 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both current share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the three months ended July 31, 2022, the Company repurchased a total of 208,202 shares of its common stock at a total cost of $7.1 million, or an average of $34.10 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. There were no shares repurchased during the three months ended July 31, 2022 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2022 – May 31, 2022	88,202	$34.13	88,202	$34,951,590
June 1, 2022 – June 30, 2022	120,000	34.08	120,000	30,861,831
July 1, 2022 – July 31, 2022	—	—	—	30,861,831
Total	208,202	$34.10	208,202	$30,861,831

Item 6. Exhibits

4.1

Fourth Amendment, dated August 2, 2022, to the Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S., Swiss and Netherlands subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2022.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: August 25, 2022	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Executive Vice President, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer