Form 10-Q
period 2022-10-31
MOVADO GROUP INC
filed 2022-11-22
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 17, 2022 were 15,705,562 and 6,524,805 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$186,665	$277,128	$201,814
Trade receivables, net	135,566	91,558	136,373
Inventories	215,006	160,283	170,714
Other current assets	18,664	16,974	20,151
Income taxes receivable	7,978	7,941	7,099
Total current assets	563,879	553,884	536,151
Property, plant and equipment, net	18,207	19,470	19,365
Operating lease right-of-use assets	74,918	68,599	68,669
Deferred and non-current income taxes	44,288	42,596	41,687
Other intangibles, net	9,818	13,507	14,511
Other non-current assets	64,570	63,104	60,634
Total assets	$775,680	$761,160	$741,017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,884	$46,011	$29,473
Accrued liabilities	66,894	48,522	69,975
Accrued payroll and benefits	15,581	25,117	19,798
Current operating lease liabilities	16,779	13,693	13,853
Income taxes payable	25,457	18,123	11,936
Total current liabilities	165,595	151,466	145,035
Deferred and non-current income taxes payable	15,639	19,614	20,354
Non-current operating lease liabilities	65,164	62,730	62,853
Other non-current liabilities	45,735	50,264	53,212
Total liabilities	292,133	284,074	281,454
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	2,433	2,311	2,445
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,783,101, 28,633,025 and 28,478,373 shares issued and outstanding, respectively	287	286	284
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,524,805, 6,524,805 and 6,536,960 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	227,997	222,615	220,294
Retained earnings	461,789	413,587	387,959
Accumulated other comprehensive income	66,196	85,295	87,730
Treasury Stock, 13,090,839, 12,266,978 and 12,095,713 shares, respectively, at cost	(278,313)	(249,040)	(241,983)
Total Movado Group, Inc. shareholders' equity	478,021	472,808	454,349
Noncontrolling interest	3,093	1,967	2,769
Total equity	481,114	474,775	457,118
Total liabilities, redeemable noncontrolling interest and equity	$775,680	$761,160	$741,017

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net sales	$211,397	$217,746	$557,625	$526,418
Cost of sales	90,370	92,172	232,986	228,189
Gross profit	121,027	125,574	324,639	298,229
Selling, general and administrative	82,756	84,171	230,417	218,937
Operating income	38,271	41,403	94,222	79,292
Non-operating income/(expense):
Other income	422	86	704	443
Interest expense	(143)	(133)	(356)	(582)
Income before income taxes	38,550	41,356	94,570	79,153
Provision for income taxes (Note 10)	8,439	9,561	20,868	18,206
Net income	30,111	31,795	73,702	60,947
Less: Net income attributable to noncontrolling interests	825	390	1,900	723
Net income attributable to Movado Group, Inc.	$29,286	$31,405	$71,802	$60,224

Basic income per share:
Weighted basic average shares outstanding	22,379	23,095	22,590	23,248
Net income per share attributable to Movado Group, Inc.	$1.31	$1.36	$3.18	$2.59

Diluted income per share:
Weighted diluted average shares outstanding	22,794	23,600	23,044	23,679
Net income per share attributable to Movado Group, Inc.	$1.28	$1.33	$3.12	$2.54

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net income	$30,111	$31,795	$73,702	$60,947
Other comprehensive (loss)/income:
Net unrealized gain on investments, net of tax provision of $8, $5, $3 and $13, respectively	23	14	9	39
Amortization of prior service cost, net of tax provision of $3, $4, $11 and $12, respectively	13	14	41	43
Foreign currency translation adjustments	(8,339)	(2,784)	(18,870)	(4,892)
Cash flow hedges:
Accumulated other comprehensive (loss)/income before reclassification, net of tax (benefit)/provision of ($17), $0, $376 and $0, respectively	(87)	—	1,902	—
Amounts reclassified from accumulated other comprehensive (loss)/income, net of tax benefit of ($225), $0, ($431) and $0, respectively	(1,138)	—	(2,181)	—
Total other comprehensive (loss)/income, net of taxes	(9,528)	(2,756)	(19,099)	(4,810)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	825	390	1,900	723
Foreign currency translation adjustments	(319)	(11)	(652)	(179)
Total comprehensive income attributable to noncontrolling interests	$506	$379	$1,248	$544
Total comprehensive income attributable to Movado Group, Inc.	$20,077	$28,660	$53,355	$55,593

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income	$73,702	$60,947
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,218	9,401
Transactional (gains)/losses	(180)	(277)
Provision for inventories and accounts receivable	4,150	3,557
Deferred income taxes	(993)	909
Stock-based compensation	4,246	3,965
Other	190	234
Changes in assets and liabilities:
Trade receivables	(49,967)	(62,393)
Inventories	(66,150)	(23,755)
Other current assets	(2,712)	4,962
Accounts payable	(3,470)	2,033
Accrued liabilities	19,582	22,581
Accrued payroll and benefits	(9,190)	1,866
Income taxes receivable	9,494	17,216
Income taxes payable	(6,444)	(3,479)
Other non-current assets	(4,599)	637
Other non-current liabilities	474	290
Net cash (used in)/provided by operating activities	(23,649)	38,694
Cash flows from investing activities:
Capital expenditures	(4,703)	(3,637)
Long-term investments	(2,716)	(1,100)
Trademarks and other intangibles	(175)	(193)
Net cash used in investing activities	(7,594)	(4,930)
Cash flows from financing activities:
Repayment of bank borrowings	—	(21,140)
Dividends paid	(23,600)	(16,226)
Stock repurchase	(28,150)	(17,023)
Stock awards and options exercised and other changes	(80)	496
Other	(85)	(99)
Net cash used in financing activities	(51,915)	(53,992)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,349)	(1,786)
Net decrease in cash, cash equivalents and restricted cash	(90,507)	(22,014)
Cash, cash equivalents, and restricted cash at beginning of year	277,716	224,423
Cash, cash equivalents, and restricted cash at end of period	$187,209	$202,409

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$186,665	$201,814
Restricted cash included in other non-current assets	544	595
Cash, cash equivalents, and restricted cash	$187,209	$202,409

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Weighted average common shares outstanding:
Basic	22,379	23,095	22,590	23,248
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	415	505	454	431
Diluted	22,794	23,600	23,044	23,679

For the three months ended October 31, 2022 and 2021, approximately 433,000 and 269,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2022 and 2021, approximately 270,000 and 406,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On August 25, 2022, the Company declared a quarterly cash dividend of $0.35 per share payable on September 21, 2022, to shareholders of record on September 7, 2022. The total dividend of $7.8 million was paid on September 21, 2022. On May 26, 2022, the Company declared a quarterly cash dividend of $0.35 per share payable on June 22, 2022, to shareholders of record on June 8, 2022. The total dividend of $7.9 million was paid on June 22, 2022. On March 24, 2022, the Company declared a quarterly cash dividend of $0.35 per share payable on April 20, 2022, to shareholders of record on April 6, 2022. The total dividend of $7.9 million was paid on April 20, 2022. On November 23, 2021, the Company declared a quarterly cash dividend of $0.25 per share payable on December 17, 2021, to shareholders of record on December 3, 2021. The total dividend of $5.7 million was paid on December 17, 2021. On August 26, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on September 22, 2021, to shareholders of record on September 8, 2021. The total dividend of $4.6 million was paid on September 22, 2021. On May 27, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on June 23, 2021, to shareholders of record on June 9, 2021. The total dividend of $4.7 million was paid on June 23, 2021. On March 25, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on April 21, 2021, to shareholders of record on April 7, 2021. The total dividend of $4.6 million was paid on April 21, 2021. In addition, the Company paid a cash dividend on February 5, 2021 in the amount of $2.3 million, or $0.10 per share, to shareholders of record on January 21, 2021.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2022	January 31, 2022	October 31, 2021
Finished goods	$182,093	$128,119	$138,039
Component parts	30,192	29,759	30,088
Work-in-process	2,721	2,405	2,587
	$215,006	$160,283	$170,714

The Company has corrected the previously disclosed October 31, 2021 balances of Finished goods and Component parts to increase Finished goods by $8.9 million and reduce Component parts by a corresponding amount.

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

As of October 31, 2022, and October 31, 2021, there were no amounts in loans outstanding under the Facility for either period. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2022 and October 31, 2021. At October 31, 2022, the letters of credit have expiration dates through May 31, 2023. As of October 31, 2022, and October 31, 2021, availability under the Facility was $99.7 million for both periods.

The Company had weighted average borrowings under the Facility of zero during both the three months ended October 31, 2022 and 2021, respectively. The Company had weighted average borrowings under the Facility of zero and $6.5 million during the nine months ended October 31, 2022 and 2021, respectively, with a weighted average interest rate of 2.8% during the nine months ended October 31, 2021.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of October 31, 2022, and 2021, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.5 million and $7.1 million, respectively. As of October 31, 2022, and 2021, there were no borrowings against these lines. As of October 31, 2022 and 2021, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.1 million and $1.3 million, respectively, in various foreign currencies, of which $0.5 million and $0.6 million, as of October 31, 2022 and October 31, 2021, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million and $0.4 million for the nine-month periods ended October 31, 2022 and October 31, 2021, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of October 31, 2022, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 14.0 million Euros equivalent with various expiry dates ranging through January 12, 2023. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of October 31, 2022, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 35.1 million Chinese Yuan equivalent, 40.0 million Swiss Francs equivalent, 24.4 million U.S. dollars equivalent, 27.0 million Euros equivalent and 7.5 million British Pounds equivalent with various expiry dates ranging through April 20, 2023. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales and selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the consolidated balance sheets as of October 31, 2022, January 31, 2022 and October 31, 2021 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2022 Fair Value	January 31, 2022 Fair Value	October 31, 2021 Fair Value	Balance Sheet Location	October 31, 2022 Fair Value	January 31, 2022 Fair Value	October 31, 2021 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$90	$154	$—	Accrued Liabilities	$48	$30	$—
Total Derivative Instruments		$90	$154	$—		$48	$30	$—

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2022 Fair Value	January 31, 2022 Fair Value	October 31, 2021 Fair Value	Balance Sheet Location	October 31, 2022 Fair Value	January 31, 2022 Fair Value	October 31, 2021 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$31	$43	$26	Accrued Liabilities	$981	$140	$74
Total Derivative Instruments		$31	$43	$26		$981	$140	$74

As of October 31, 2022, January 31, 2022 and October 31, 2021, the balance of deferred gains, net of taxes, on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income were ($0.1) million, $0.2 million and zero, respectively. For the three and nine months ended October 31, 2022, the Company reclassified $1.1 million and $2.2 million, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. For the three and nine months ended October 31, 2021, the Company did not have any cash flow hedges. No ineffectiveness has been recorded for the three and nine months ended October 31, 2022.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2022 and 2021 and January 31, 2022 (in thousands):

		Fair Value at October 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$262	$—	$—	$262
Short-term investment	Other current assets	153	—	—	153
SERP assets - employer	Other non-current assets	928	—	—	928
SERP assets - employee	Other non-current assets	42,886	—	—	42,886
Defined benefit plan assets	Other non-current assets	—	—	24,847	24,847
Hedge derivatives	Other current assets	—	121	—	121
Total		$44,229	$121	$24,847	$69,197
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$42,886	$—	$—	$42,886
Hedge derivatives	Accrued liabilities	—	1,029	—	1,029
Total		$42,886	$1,029	$—	$43,915

		Fair Value at January 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$249	$—	$—	$249
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	772	—	—	772
SERP assets - employee	Other non-current assets	47,261	—	—	47,261
Defined benefit plan assets	Other non-current assets	—	—	29,096	29,096
Hedge derivatives	Other current assets	—	197	—	197
Total		$48,446	$197	$29,096	$77,739
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,261	$—	$—	$47,261
Hedge derivatives	Accrued liabilities	—	170	—	170
Total		$47,261	$170	$—	$47,431

		Fair Value at October 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$235	$—	$—	$235
Short-term investment	Other current assets	168	—	—	168
SERP assets - employer	Other non-current assets	882	—	—	882
SERP assets - employee	Other non-current assets	47,886	—	—	47,886
Defined benefit plan assets	Other non-current liabilities	—	—	28,655	28,655
Hedge derivatives	Other current assets	—	26	—	26
Total		$49,171	$26	$28,655	$77,852
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,886	$—	$—	$47,886
Hedge derivatives	Accrued liabilities	—	$74	—	$74
Total		$47,886	$74	$—	$47,960

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current assets at October 31, 2022 and January 31, 2022 and other non-current liabilities in the consolidated balance sheets at October 31, 2021.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company invested approximately $2.0 million and during the first nine months of fiscal 2023, the Company invested an additional $2.7 million in venture capital funds (see Note 9 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company has evaluated and will regularly evaluate the carrying value of its investments. There were no adjustments to the original cost value during the three and nine months ended October 31, 2022. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at October 31, 2022 and January 31, 2022.

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

The acquisition of MVMT Watches, Inc. in October 2018 included two future contingent payments based on the MVMT brand achieving certain revenue and EBITDA (as defined in the acquisition agreement) targets that combined could total up to $100 million. In connection therewith, the Company had recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. $14.5 million was allocated to the purchase price and $2.0 million to deferred compensation expense based on future employee service requirements. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, which ends on January 31, 2023, the Company remeasured the contingent consideration to zero at January 31, 2020.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and an additional $2.7 million during the first nine months of fiscal 2023 and may be called upon to satisfy capital calls in respect of the remaining $16.8 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2022, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $8.4 million and $9.6 million for the three months ended October 31, 2022 and 2021, respectively.

The effective tax rate was 21.9% and 23.1% for the three months ended October 31, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the mix of earnings.

The Company recorded an income tax provision of $20.9 million and $18.2 million for the nine months ended October 31, 2022 and 2021, respectively.

The effective tax rate was 22.1% and 23.0% for the nine months ended October 31, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the current year as compared to the recording of certain foreign valuation allowances in the prior year, partially offset by return to provision adjustments.

At October 31, 2022, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $244.1 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act ("IRA"), which implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. The Company does not anticipate this legislation to have a material impact on the Company's Consolidated Financial Statements.

NOTE 11 – EQUITY

The components of equity for the nine months ended October 31, 2022 and 2021 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2022	$—	$286	$65	$222,615	$413,587	$85,295	$(249,040)	$1,967	$474,775	$2,311
Net income/(loss) attributable to Movado Group, Inc.					71,802			1,421	73,223	479
Dividends ($1.05 per share)					(23,600)				(23,600)
Stock options exercised		1		1,042			(1,123)		(80)
Stock repurchase							(28,150)		(28,150)
Supplemental executive retirement plan				94					94
Stock-based compensation expense				4,246					4,246
Net unrealized gain on investments, net of tax provision of $3						9			9
Net change in effective portion of hedging contracts, net of tax benefit of ($55)						(279)			(279)
Amortization of prior service cost, net of tax provision of $11						41			41
Foreign currency translation adjustment (3)						(18,870)		(295)	(19,165)	(357)
Balance, October 31, 2022	$—	$287	$65	$227,997	$461,789	$66,196	$(278,313)	$3,093	$481,114	$2,433

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2021	$—	$281	$65	$214,043	$341,641	$92,540	$(223,306)	$2,070	$427,334	$2,600
Net income/(loss) attributable to Movado Group, Inc.					60,224			735	60,959	(12)
Dividends ($0.60 per share)					(13,906)				(13,906)
Stock options exercised		3		2,147			(1,654)		496
Stock repurchase							(17,023)		(17,023)
Supplemental executive retirement plan				139					139
Stock-based compensation expense				3,965					3,965
Net unrealized gain on investments, net of tax provision of $13						39			39
Amortization of prior service cost, net of tax provision of $12						43			43
Foreign currency translation adjustment (3)						(4,892)		(36)	(4,928)	(143)
Balance, October 31, 2021	$—	$284	$65	$220,294	$387,959	$87,730	$(241,983)	$2,769	$457,118	$2,445

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

During the nine months ended October 31, 2022, the Company repurchased a total of 795,456 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $28.2 million, or an average of $35.39 per share. During the nine months ended October 31, 2021, the Company repurchased a total of 548,402 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $17.0 million, or an average of $31.04 per share.

At October 31, 2022, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $24.3 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 28,405 and 54,720 shares of common stock repurchased during the nine months ended October 31, 2022 and 2021, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at October 31, 2022 and 2021, and January 31, 2022, related to each component of accumulated other comprehensive income/(loss) are as follows (in thousands):

	October 31, 2022	January 31, 2022	October 31, 2021
Foreign currency translation adjustments	$65,855	$84,725	$88,274
Available-for-sale securities	181	172	163
Hedging contracts	(85)	194	—
Unrecognized prior service cost related to defined benefit pension plan	(246)	(287)	(301)
Net actuarial gain/(loss) related to defined benefit pension plan	491	491	(406)
Total accumulated other comprehensive income	$66,196	$85,295	$87,730

Amounts reclassified from accumulated other comprehensive income/(loss) to operating income in the Consolidated Statements of Operations during the nine months ended October 31, 2022 and October 31, 2021 were $2.2 million and zero, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
Customer Type	2022	2021	2022	2021
Wholesale	$174,158	$178,988	$440,121	$404,106
Direct to consumer	36,495	37,612	114,835	119,447
After-sales service	744	1,146	2,669	2,865
Net Sales	$211,397	$217,746	$557,625	$526,418

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

NOTE 15 – STOCK-BASED COMPENSATION

Under the Company’s Stock Incentive Plan, as amended and restated as of April 4, 2013 (the “Plan”), the Compensation Committee of the Board of Directors, which consists of three of the Company’s non-employee directors, has the authority to grant participants incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and stock awards, for up to 11,000,000 shares of common stock.

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date.

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the nine months ended October 31, 2022 and October 31, 2021.

	Nine Months Ended October 31, 2022	Nine Months Ended October 31, 2021
Expected volatility	51.66%	51.61%
Expected life in years	6.0	6.0
Risk-free interest rates	2.57%	0.89%
Dividend rate	3.00%	2.90%
Weighted average fair value per option at date of grant	$14.81	$10.23

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended October 31, 2022 and 2021 was $0.6 million and $0.4 million, respectively. Total compensation expense for stock option grants recognized during the nine months ended October 31, 2022 and 2021 was $1.7 million and $1.1 million, respectively. As of October 31, 2022, there was $3.4 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.8 years. Total cash consideration received for stock option exercises during the nine months ended October 31, 2022 and 2021 was $1.0 million and $2.1 million, respectively.

The following table summarizes the Company’s stock options activity during the first nine months of fiscal 2023:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2022 (242,959 options exercisable)	982,834	$21.69	$12.42-$42.12	7.5	$15,441
Granted	170,493	$38.04	$38.04
Exercised	(51,158)	$26.36	$23.35-$30.36
Forfeited	(8,440)	$38.04	$38.04
Options outstanding at October 31, 2022	1,093,729	$23.90	$12.42-$42.12	7.3	$11,426
Exercisable at October 31, 2022	191,801	$32.37		2.6	$720
Expected to vest at October 31, 2022	866,459	$21.78		8.3	$10,500

The fair value of stock options exercised during the first nine months of fiscal 2023 was $0.6 million and the intrinsic value was $0.5 million.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended October 31, 2022 and 2021, compensation expense for stock awards was $0.9 million and $0.8 million, respectively. For the nine months ended October 31, 2022 and 2021, compensation expense for stock awards was $2.6 million and $2.9 million, respectively. As of October 31, 2022, there was $4.6 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the Company’s stock awards activity during the first nine months of fiscal 2023:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2022	296,283	$26.39
Units granted	128,254	$37.89
Units vested	(112,584)	$31.88
Units forfeited	(15,401)	$35.40
Units outstanding at October 31, 2022	296,552	$28.81	2.0	$9,807

Stock awards granted by the Company from time to time can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares issued related to the performance-based stock awards historically awarded by the Company have typically varied from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. There were 28,405 and 54,720 shares of common stock of the Company tendered by the employees for the payment of the employee's withholding tax obligation totaling $1.1 million and $1.7 million for the nine months ended October 31, 2022 and 2021, respectively. The total fair value of stock award units that vested during the first nine months of fiscal 2023 was $3.6 million. The number of shares issued related to the remaining stock awards are established at grant date.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 36.7%, 9.9%, 6.8% and 5.3%, respectively, of the Company’s total net sales for the three months ended October 31, 2022. For the three months ended October 31, 2021, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 39.8%, 7.6%, 5.6% and 4.4%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.1%, 10.1%, 8.1% and 4.9%, respectively, of the Company’s total net sales for the nine months ended October 31, 2022. For the nine months ended October 31, 2021, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.9%, 8.0%, 6.0% and 4.7%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended October 31, 2022 and 2021 (in thousands):

	Net Sales
	2022	2021
Watch and Accessory Brands:
Owned brands category	$61,585	$69,433
Licensed brands category	122,814	122,098
After-sales service and all other	1,766	2,795
Total Watch and Accessory Brands	186,165	194,326
Company Stores	25,232	23,420
Consolidated total	$211,397	$217,746

	Operating Income (3)
	2022	2021
Watch and Accessory Brands	$33,626	$34,854
Company Stores	4,645	6,549
Consolidated total	$38,271	$41,403

Operating Segment Data as of and for the Nine Months Ended October 31, 2022 and 2021 (in thousands):

	Net Sales
	2022	2021
Watch and Accessory Brands:
Owned brands category	$171,449	$178,706
Licensed brands category	308,190	273,801
After-sales service and all other	4,197	4,277
Total Watch and Accessory Brands	483,836	456,784
Company Stores	73,789	69,634
Consolidated total	$557,625	$526,418

	Operating Income (3)
	2022	2021
Watch and Accessory Brands	$78,545	$59,357
Company Stores	15,677	19,935
Consolidated total	$94,222	$79,292

	Total Assets
	October 31, 2022	January 31, 2022	October 31, 2021
Watch and Accessory Brands	$704,953	$701,986	$679,112
Company Stores	70,727	59,174	61,905
Consolidated total	$775,680	$761,160	$741,017

Geographic Location Data for the Three Months Ended October 31, 2022 and 2021 (in thousands):

	Net Sales		Operating Income (3)
	2022	2021	2022	2021
United States (1)	$87,350	$92,783	$2,228	$6,996
International (2)	124,047	124,963	36,043	34,407
Consolidated total	$211,397	$217,746	$38,271	$41,403

United States and International net sales are net of intercompany sales of $105.6 million and $118.7 million for the three months ended October 31, 2022 and 2021, respectively.

Geographic Location Data as of and for the Nine Months Ended October 31, 2022 and 2021 (in thousands):

	Net Sales		Operating Income (3)
	2022	2021	2022	2021
United States (1)	$238,439	$244,163	$6,787	$16,575
International (2)	319,186	282,255	87,435	62,717
Consolidated total	$557,625	$526,418	$94,222	$79,292

United States and International net sales are net of intercompany sales of $303.0 million and $279.1 million for the nine months ended October 31, 2022 and 2021, respectively.

(1)
The United States operating income included $16.5 million and $21.6 million of unallocated corporate expenses for the three months ended October 31, 2022 and 2021, respectively. The United States operating income included $42.5 million and $43.5 million of unallocated corporate expenses for the nine months ended October 31, 2022 and 2021, respectively.
(2)
The International operating income included $27.6 million and $28.9 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2022 and 2021, respectively. The International operating income included $65.5 million and $59.7 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2022 and 2021, respectively.
(3)
For the three months ended October 31, 2022 and 2021, and for the nine months ended October 31, 2022 and 2021, in the United States locations of the Watch and Accessory Brands segment, operating income included a charge of $0.1 million, $0.1 million, $0.2 million and $0.3 million, respectively, related to the amortization of intangible assets and deferred compensation associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended October 31, 2022 and 2021, and for the nine months ended October 31, 2022 and 2021 operating income included a charge of $0.6 million, $0.7 million, $1.9 million and $2.1 million, respectively, related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	October 31, 2022	January 31, 2022	October 31, 2021
United States	$447,493	$352,806	$370,185
International	328,187	408,354	370,832
Consolidated total	$775,680	$761,160	$741,017

	Property, Plant and Equipment, Net
	October 31, 2022	January 31, 2022	October 31, 2021
United States	$13,087	$13,246	$12,836
International	5,120	6,224	6,529
Consolidated total	$18,207	$19,470	$19,365

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2022 Annual Report on Form 10-K and are incorporated by reference herein. As of October 31, 2022, there have been no material changes to any of the Company's critical accounting policies.

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

Russia's invasion of Ukraine

On February 24, 2022, Russia launched a comprehensive invasion of Ukraine. The invasion and the subsequent economic sanctions imposed by some countries may negatively impact the Company's revenue to the extent the conflict and the sanctions significantly impact the economic conditions in or our ability to sell products to customers in the affected region. In response to the invasion, the Company decided in March 2022 to suspend all sales to Russia and Belarus. Sales and assets in Russia, Belarus and Ukraine are immaterial to the Company's results of operations, financial condition and cash flows. However, the conflict is having broader implications on economies outside the region, such as global inflationary impacts due to the disruption to food and other exports from Ukraine and the sanctions imposed on exports from Russia.

Results of Operations Overview

The following is a discussion of the results of operations for the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021, along with a discussion of the changes in financial condition during the first nine months of fiscal 2023. The Company’s results of operations for the first nine months of fiscal 2023 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2023. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the Securities and Exchange Commission on March 24, 2022.

Results of operations for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2022	2021
Watch and Accessory Brands:
United States	$63,391	$70,752
International	122,774	123,574
Total Watch and Accessory Brands	186,165	194,326
Company Stores:
United States	23,959	22,031
International	1,273	1,389
Total Company Stores	25,232	23,420
Net Sales	$211,397	$217,746

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2022	2021
Watch and Accessory Brands:
Owned brands category	$61,585	$69,433
Licensed brands category	122,814	122,098
After-sales service and all other	1,766	2,795
Total Watch and Accessory Brands	186,165	194,326
Company Stores	25,232	23,420
Net Sales	$211,397	$217,746

Net Sales

Net sales for the three months ended October 31, 2022 were $211.4 million, representing a $6.3 million or 2.9% decrease below the prior year period. This decrease is primarily attributable to the Watch and Accessory Brands segment, partially offset by an increase in the Company Stores segment. For the three months ended October 31, 2022, fluctuations in foreign currency exchange rates negatively impacted net sales by $13.7 million when compared to the prior year period. On a constant dollar basis net sales increased 3.4% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2022 in the Watch and Accessory Brands segment were $186.2 million, a decrease below the prior year period of $8.2 million, or 4.2%. The decrease in net sales was primarily due to the negative impact of fluctuations in foreign exchange rates, lower demand from the Company's wholesale customers and a decrease in online retail, partially offset by the addition of the Calvin Klein brand.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2022 in the United States locations of the Watch and Accessory Brands segment were $63.4 million, below the prior year period by $7.4 million, or 10.4%, resulting primarily from decreased volumes resulting from lower demand from the Company's wholesale customers in the owned brand category and a decrease in online retail. The net sales recorded in the owned brands category decreased by $6.4 million, or 12.0%, and net sales recorded in the licensed brand category increased $0.6 million, or 3.9%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2022 in the International locations of the Watch and Accessory Brands segment were $122.8 million, below the prior year by $0.8 million, or 0.6%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $13.7 million when compared to the prior year period, mostly offset by increased volumes resulting from higher demand with growth in the Company's wholesale customers. The net sales decrease in the owned brands category was $1.4 million, or 8.9%, and is primarily due to net sales decreases in Asia and the Americas (excluding the United States), partially offset by an increase in the Middle East, while Europe remained flat. Overall net sales in the licensed brands category increased $0.1 million, or 0.1%, from the prior year period due to higher demand from the Company's wholesale customers, which includes the addition of the Calvin Klein brand; however, most individual licensed brands' net sales decreased from the prior year period mainly due to the negative impact of foreign exchange rate fluctuations. The overall net sales increase in the licensed brands category reflected net sales increases in the Middle East, Asia and the Americas (excluding the United States), partially offset by a decrease in Europe.

Company Stores Net Sales

Net sales for the three months ended October 31, 2022 in the Company Stores segment were $25.2 million, $1.8 million or 7.7% above the prior year period. The net sales increase was primarily the result of the growth of the Company's online outlet store at www.movadocompanystore.com and the opening of new retail outlet stores. As of October 31, 2022 and 2021, the Company operated 55 and 50 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended October 31, 2022 was $121.0 million or 57.3% of net sales as compared to $125.6 million or 57.7% of net sales in the prior year period. The decrease in gross profit of $4.6 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 40 basis points for the three months ended October 31, 2022 resulted primarily from the negative impact of fluctuations in foreign exchange rates of approximately 70 basis points, approximately 30 basis points due to increased shipping costs and approximately 20 basis points due to the increase and deleveraging of certain fixed costs, partially offset by a favorable impact of sales mix of approximately 80 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2022 were $82.8 million, representing a decrease from the prior year period of $1.4 million, or 1.7%. The decrease in SG&A expenses was primarily due to the following factors: a decrease in performance-based compensation of $3.0 million; lower marketing expenses of $1.8 million; and a decrease in consulting charges of $1.2 million. Decreased SG&A expenses were partially offset by an increase in payroll related expenses of $3.0 million; and an increase in allowance for doubtful accounts of $0.8 million. For the three months ended October 31, 2022, fluctuations in foreign currency rates related to the foreign subsidiaries positively impacted SG&A expenses by $1.7 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended October 31, 2022, the Company recorded operating income of $33.6 million in the Watch and Accessory Brands segment which includes $16.5 million of unallocated corporate expenses as well as $27.6 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended October 31, 2021, the Company recorded operating income of $34.9 million in the Watch and Accessory Brands segment which included $21.6 million of unallocated corporate expenses as well as $28.9 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $4.0 million, partially offset by a decrease in SG&A expenses of $2.7 million when compared to the prior year period. The decrease in gross profit of $4.0 million was primarily the result of lower net sales. The decrease in SG&A expenses of $2.7 million was primarily due to the following factors: a decrease in performance-based compensation of $2.9 million; lower marketing expenses of $2.0 million; and a decrease in consulting charges of $1.2 million. Decreased SG&A expenses were partially offset by an increase in payroll related expenses of $2.2 million; and an increase in allowance for doubtful accounts of $0.8 million.

U.S. Watch and Accessory Brands Operating (Loss)/Income

In the United States locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2022, the Company recorded an operating loss of $2.2 million which includes unallocated corporate expenses of $16.5 million. For the three months ended

October 31, 2021 the Company recorded operating income of $0.8 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $21.6 million. The change to operating loss from operating income of $3.0 million was the result of a decrease in gross profit of $5.4 million, partially offset by a decrease in SG&A expenses of $2.4 million when compared to the prior year period. The decrease in gross profit of $5.4 million was primarily the result of lower net sales. The decrease in SG&A expenses of $2.4 million was primarily due to the following factors: lower marketing expenses of $3.7 million; and a decrease in performance-based compensation of $1.9 million. The decrease in SG&A expenses was partially offset by an increase in payroll related expenses of $2.0 million, and an increase in allowance for doubtful accounts of $0.4 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2022, the Company recorded operating income of $35.9 million which includes $27.6 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended October 31, 2021 the Company recorded operating income of $34.1 million in the International locations of the Watch and Accessory Brands segment which included $28.9 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $1.5 million, combined with a decrease in SG&A expenses of $0.3 million. The increase in gross profit of $1.5 million was primarily the result of a higher gross margin percentage primarily due to a favorable impact of sales mix. The decrease in SG&A expenses of $0.3 million was primarily due to the following factors: a decrease in consulting charges of $1.6 million; and a decrease in performance-based compensation of $0.9 million. The decrease in SG&A expenses was partially offset by higher marketing expenses of $1.7 million; and an increase in allowance for doubtful accounts of $0.4 million.

Company Stores Operating Income

The Company recorded operating income of $4.6 million and $6.5 million in the Company Stores segment for the three months ended October 31, 2022 and 2021, respectively. The decrease in operating income of $1.9 million was primarily related to a lower gross profit of $0.6 million mainly due to a lower gross profit percentage and a $1.3 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to an increase of $0.8 million in payroll related expenses; and an increase in rent and rent related expenses of $0.3 million due to the opening of new company stores. As of October 31, 2022, and 2021, the Company operated 55 and 50 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.4 million primarily due to interest income for the three months ended October 31, 2022.

The Company recorded other income of $0.1 million primarily due to the non-service components of the Company’s Swiss pension plan for the three months ended October 31, 2021.

Interest Expense

Interest expense was $0.1 million for both the three months ended October 31, 2022 and 2021, respectively. There were no borrowings under the Company’s revolving credit facility during the three months ended October 31, 2022 and 2021.

Income Taxes

The Company recorded an income tax provision of $8.4 million and $9.6 million for the three months ended October 31, 2022 and 2021, respectively.

The effective tax rate was 21.9% and 23.1% for the three months ended October 31, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the mix of earnings.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $29.3 million and $31.4 million for the three months ended October 31, 2022 and 2021, respectively.

Results of operations for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2022	2021
Watch and Accessory Brands:
United States	$168,173	$177,307
International	315,663	279,477
Total Watch and Accessory Brands	483,836	456,784
Company Stores:
United States	70,266	66,856
International	3,523	2,778
Total Company Stores	73,789	69,634
Net Sales	$557,625	$526,418

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2022	2021
Watch and Accessory Brands:
Owned brands category	$171,449	$178,706
Licensed brands category	308,190	273,801
After-sales service and all other	4,197	4,277
Total Watch and Accessory Brands	483,836	456,784
Company Stores	73,789	69,634
Net Sales	$557,625	$526,418

Net Sales

Net sales for the nine months ended October 31, 2022 were $557.6 million, representing a $31.2 million or 5.9% increase above the prior year period. This increase is primarily attributable to growth in the Watch and Accessory Brands segment. For the nine months ended October 31, 2022, fluctuations in foreign currency exchange rates negatively impacted net sales by $25.9 million when compared to the prior year period. On a constant dollar basis net sales increased 10.9% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2022 in the Watch and Accessory Brands segment were $483.8 million, an increase above the prior year period by $27.1 million, or 5.9%. The increase in net sales was primarily due to the addition of the Calvin Klein brand and increased volumes resulting from higher demand with growth from the Company's wholesale customers in the International locations, partially offset by the negative impact of fluctuations in foreign exchange rates, a decrease in online retail and a decrease in the United States locations.

United States Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2022 in the United States locations of the Watch and Accessory Brands segment were $168.2 million, below the prior year period by $9.1 million, or 5.2%, resulting primarily from decreased volumes resulting from lower demand in the Company's wholesale customers in the owned brand category and a decrease in online retail. The net sales recorded in the owned brands category decreased $8.5 million, or 6.2%, and net sales recorded in the licensed brand category increased $1.1 million, or 3.0%.

International Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2022 in the International locations of the Watch and Accessory Brands segment were $315.7 million, above the prior year by $36.2 million, or 12.9%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $25.9 million when compared to the prior year period. The increase in net sales was across most brands in both the owned and licensed brand categories primarily from increased volumes resulting from higher demand with growth in the Company's wholesale customers and the addition of the Calvin Klein brand. The net sales increase recorded in the owned brands category was $1.3 million, or 3.1%, and is primarily due to net sales increases in Europe, the Middle East and the Americas (excluding the United States), partially offset by a decrease in Asia. The net sales increase in the licensed brands category was $33.3 million, or 14.1%, due to net sales increases across all regions.

Company Stores Net Sales

Net sales for the nine months ended October 31, 2022 in the Company Stores segment were $73.8 million, $4.2 million or 6.0% above the prior year period. The net sales increase was primarily the result of the growth of the Company's online outlet store at www.movadocompanystore.com and the opening of new retail outlet stores. As of October 31, 2022 and 2021, the Company operated 55 and 50 retail outlet locations, respectively.

Gross Profit

Gross profit for the nine months ended October 31, 2022 was $324.6 million or 58.2% of net sales as compared to $298.2 million or 56.7% of net sales in the prior year period. The increase in gross profit of $26.4 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 150 basis points for the nine months ended October 31, 2022 resulted primarily from a favorable impact of sales mix of approximately 240 basis points, partially offset by a negative impact of fluctuations in foreign exchange rates of approximately 50 basis points and approximately 30 basis points impact due to increased shipping costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the nine months ended October 31, 2022 were $230.4 million, representing an increase from the prior year period of $11.5 million, or 5.2%. The increase in SG&A expenses was primarily due to the following factors: an increase in payroll related expense of $5.8 million; higher marketing expenses of $4.4 million; an increase in allowance for doubtful accounts of $0.9 million; an increase in rent and related expenses of $0.8 million; an increase in consulting charges of $0.4 million; and an increase in sales commissions of $0.4 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $3.6 million. For the nine months ended October 31, 2022, fluctuations in foreign currency rates related to the foreign subsidiaries positively impacted SG&A expenses by $3.6 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the nine months ended October 31, 2022, the Company recorded operating income of $78.5 million in the Watch and Accessory Brands segment which includes $42.5 million of unallocated corporate expenses as well as $65.5 million of certain intercompany profits related to the Company’s supply chain operations. For the nine months ended October 31, 2021, the Company recorded operating income of $59.4 million in the Watch and Accessory Brands segment which included $43.5 million of unallocated corporate expenses as well as $59.7 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $26.2 million, partially offset by an increase in SG&A expenses of $7.1 million when compared to the prior year period. The increase in gross profit of $26.2 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable impact of sales mix, partially offset by a negative impact of fluctuations in foreign exchange rates and increased shipping costs. The increase in SG&A expenses of $7.1 million was primarily due to the following factors: an increase in payroll related expense of $3.7 million; higher marketing expenses of $3.6 million; an increase in allowance for doubtful accounts of $0.9 million and an increase in sales commissions of $0.3 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $3.4 million.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2022, the Company recorded an operating loss of $8.1 million which includes unallocated corporate expenses of $42.5 million. For the nine months ended October 31, 2021 the Company recorded an operating loss of $2.7 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $43.5 million. The increase in operating loss was the result of an increase in SG&A expenses of $3.5 million, combined with a decrease in gross profit of $1.9 million when compared to the prior year period. The decrease in gross profit of $1.9 million was primarily the result of a decrease in net sales, partially offset by a higher gross margin percentage primarily due to a favorable impact of sales mix. The increase in SG&A expenses of $3.5 million was primarily due to the following factors: an increase in payroll related expenses of $2.2 million; an increase in consulting charges of $1.4 million; higher marketing expenses of $1.3 million; and an increase in allowance for doubtful accounts of $0.6 million. The increase in SG&A expenses were partially offset by a decrease in performance-based compensation of $2.9 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2022, the Company recorded operating income of $86.7 million which includes $65.5 million of certain intercompany profits related to the Company’s International supply chain operations. For the nine months ended October 31, 2021 the Company recorded operating income of $62.1 million in the International locations of the Watch and Accessory Brands segment which included $59.7 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $28.1 million, partially offset by higher SG&A expenses of $3.5 million when compared to the prior year period. The increase in gross profit of $28.1 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable impact of sales mix. The increase in SG&A expenses of $3.5 million was primarily due to the following factors: higher marketing expenses of $2.3 million; an increase in payroll related expenses of $1.5 million; an increase in allowance for doubtful accounts of $0.3 million; and an increase in sales commissions of $0.2 million. Increased SG&A expenses were partially offset by a decrease in consulting charges of $1.4 million and a decrease in performance-based compensation of $0.5 million.

Company Stores Operating Income

The Company recorded operating income of $15.7 million and $19.9 million in the Company Stores segment for the nine months ended October 31, 2022 and 2021, respectively. The decrease in operating income of $4.2 million was primarily related to a $4.4 million increase in SG&A expenses partially offset by a higher gross profit of $0.2 million mainly due to higher net sales. The increase in SG&A expenses was primarily due to an increase of $2.1 million in payroll related expenses; an increase in rent and rent related of $1.0 million due to the opening of new company stores; and an increase in marketing expenses of $0.8 million. As of October 31, 2022, and 2021, the Company operated 55 and 50 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.7 million primarily due to interest income and the non-service components of the Company’s Swiss pension plan for the nine months ended October 31, 2022.

The Company recorded other income of $0.4 million primarily due to the final settlement related to a sale of a building in an international location in fiscal 2021 and the non-service components of the Company’s Swiss pension plan for the nine months ended October 31, 2021.

Interest Expense

Interest expense was $0.4 million and $0.6 million for the nine months ended October 31, 2022 and 2021, respectively. The decrease was due to no borrowings under the Company’s revolving credit facility during the current year period partially offset by higher unused credit line fees during the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021.

Income Taxes

The Company recorded an income tax provision of $20.9 million and $18.2 million for the nine months ended October 31, 2022 and 2021, respectively.

The effective tax rate was 22.1% and 23.0% for the nine months ended October 31, 2022 and 2021, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the current year as compared to the recording of certain foreign valuation allowances in the prior year, partially offset by return to provision adjustments.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $71.8 million and $60.2 million for the nine months ended October 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2022 and October 31, 2021, the Company had $186.7 million and $201.8 million, respectively, of cash and cash equivalents. Of this total, $56.7 million and $127.5 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At October 31, 2022 the Company had working capital of $398.3 million as compared to $391.1 million at October 31, 2021. The increase in working capital was primarily the result of an increase in inventories partially offset by an increase in income taxes payable and accounts payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $23.6 million of cash used in operating activities for the nine months ended October 31, 2022 as compared to $38.7 million of cash provided by operating activities for the nine months ended October 31, 2021. Cash used in operating activities for the nine months ended October 31, 2022 included net income of $73.7 million, positively adjusted by $15.6 million related to non-cash items. Cash used in operating activities for the nine months ended October 31, 2022 included a $66.2 million increase in investment in inventories primarily due to timing of receipts and the addition of the Calvin Klein brand, an increase of $50.0 million in trade receivables as a result of higher sales, a decrease in accrued payroll of $9.2 million primarily as a result of payments of performance-based compensation, net of current year accrual, and a decrease of $6.4 million in income taxes payable as a result of timing of payments, partially offset by an increase in accrued liabilities of $19.6 million primarily as a result of timing of payments and a decrease of $9.4 million in income taxes receivable partly due to tax refunds received.

Cash used in investing activities was $7.6 million for the nine months ended October 31, 2022 as compared to cash used in investing activities of $4.9 million for the nine months ended October 31, 2021. The cash used in the nine months ended October 31, 2022 was primarily related to capital expenditures of $4.7 million primarily due to the Company’s opening of new stores and new computer software and $2.7 million of long-term investments.

Cash used in financing activities was $51.9 million for the nine months ended October 31, 2022 as compared to cash used in financing activities of $54.0 million for the nine months ended October 31, 2021. The cash used in the nine months ended October 31, 2022 included $28.2 million in stock repurchased in the open market, $23.6 million in dividends paid and $1.1 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards, partially offset by $1.0 million received in connection with stock options exercised. Cash used in financing activities for the nine months ended October 31, 2021 included repayment of bank borrowings of $21.1 million, $17.0 million in stock repurchased in the open market and $16.2 million in dividends paid ($2.3 million of which had been declared in January 2021).

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

As of October 31, 2022, and October 31, 2021, there were no amounts in loans outstanding under the Facility for either period. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2022 and October 31, 2021. At October 31, 2022, the letters of credit have expiration dates through May 31, 2023. As of October 31, 2022, and October 31, 2021, availability under the Facility was $99.7 million for both periods. For additional information regarding the Facility, see Note 6 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three months ended October 31, 2022 and 2021, respectively. The Company had weighted average borrowings under the Facility of zero and $6.5 million during the nine months ended October 31, 2022 and 2021, respectively, with a weighted average interest rate of 2.8% during the nine months ended October 31, 2021.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of October 31, 2022, and 2021, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.5 million and $7.1 million, respectively. As of October 31, 2022, and 2021, there were no borrowings against these lines. As of October 31, 2022 and 2021, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.1 million and $1.3 million, respectively, in various foreign currencies, of which $0.5 million and $0.6 million, as of October 31, 2022 and October 31, 2021, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million and $0.4 million for the nine-month periods ended October 31, 2022 and October 31, 2021, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and an additional $2.7 million during the first nine months of fiscal 2023 and may be called upon to satisfy capital calls in respect of the remaining $16.8 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022, $0.35 per share, or $7.9 million, during the three months ended July 31, 2022 and $0.35 per share, or $7.8 million, during the three months ended October 31, 2022. During the three months ended April 30, 2021, the Company paid a cash dividend of $0.10 per share, which was paid on February 5, 2021, in the amount of $2.3 million to shareholders of record on January 21, 2021. In addition, the Company paid cash dividends of $0.20 per share, or $4.6 million, during the three months ended April 30, 2021, $0.20 per share, or $4.7 million during the three months ended July 31, 2021, and $0.20 per share, or $4.6 million, during the three months ended October 31, 2021. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the nine months ended October 31, 2022, the Company repurchased a total of 795,456 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $28.2 million, or an average of $35.39 per share. At October 31, 2022, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $24.3 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the nine months ended October 31, 2021, the Company repurchased a total of 548,402 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $17.0 million, or an average of $31.04 per share.

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

As of October 31, 2022, the Company’s entire net forward contracts hedging portfolio consisted of 35.1 million Chinese Yuan equivalent, 40.0 million Swiss Francs equivalent, 24.4 million U.S. dollars equivalent, 41.0 million Euros equivalent (including 14.0 million Euros designated as cash flow hedges) and 7.5 million British Pounds equivalent with various expiry dates ranging through April 20, 2023, compared to a portfolio of 15.7 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 19.8 million U.S. dollars equivalent, 25.6 million Euros equivalent and 6.9 million British Pounds equivalent with various expiry dates ranging through April 22, 2022, as of October 31, 2021. If the Company were to settle its Swiss Franc forward contracts at October 31, 2022, the net result would be a $0.7 million loss. If the Company were to settle its Euro forward contracts at October 31, 2022, the net result would be an immaterial gain. As of October 31, 2022, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss. The Company had no cash flow hedges as of October 31, 2021.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2022 and 2021, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at October 31, 2022 and 2021 was zero for both periods. During the nine months ended October 31, 2022, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended October 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of October 31, 2022, there have been no material changes to any of the risk factors previously reported in the Company’s 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the three months ended October 31, 2022, the Company repurchased a total of 208,874 shares of its common stock at a total cost of $6.6 million, or an average of $31.65 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. There were no shares repurchased during the three months ended October 31, 2022 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2022 – August 31, 2022	40,000	$33.29	40,000	$29,530,063
September 1, 2022 – September 30, 2022	168,874	31.26	168,874	24,250,385
October 1, 2022 – October 31, 2022	—	—	—	24,250,385
Total	208,874	$31.65	208,874	$24,250,385

Item 6. Exhibits

10.1

Amended and Restated License Agreement between MGI Luxury Group GmbH (a wholly-owned Swiss subsidiary of the Registrant), Lacoste S.A.S., Sporloisirs S.A. and Lacoste Alligator S.A., dated August 30, 2022.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: November 22, 2022	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Executive Vice President, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer