Form 10-K
period 2023-01-31
MOVADO GROUP INC
filed 2023-03-23
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2022, was approximately $548 million (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors, executive officers and holders of greater than 10% of the registrant’s total voting power were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 20, 2023, were 15,612,570 and 6,524,805, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2023 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation, elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters and pandemics, including the effect of the COVID-19 pandemic and other diseases on travel and traffic in the Company’s retail stores and the stores of its wholesale customers; supply disruptions, delivery delays and increased shipping costs; the impact of international hostilities, including the Russian invasion of Ukraine, on global markets, economies and consumer spending, on energy and shipping costs and on the Company's supply chain and suppliers; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and the success of hedging strategies related thereto.

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

Item 1. Business

GENERAL

In this Form 10-K, all references to the “Company,” “Movado Group,” "we," "us" or "our" include Movado Group, Inc. and its subsidiaries, unless the context requires otherwise. The Company’s common stock is traded on the NYSE under the trading symbol MOV.

Movado Group designs, sources, markets and distributes quality watches globally. Its portfolio of watch brands is currently comprised of owned brands MOVADO®, CONCORD®, EBEL®, OLIVIA BURTON® and MVMT® as well as licensed brands COACH®, TOMMY HILFIGER®, HUGO BOSS®, LACOSTE® and CALVIN KLEIN®. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry. The Company also designs, sources, markets and distributes jewelry and other accessories under most of its brands.

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

The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.

Brand	Licensor	Calendar Year Launched

COACH	Tapestry, Inc.	1999

TOMMY HILFIGER	Tommy Hilfiger Licensing LLC	2001

HUGO BOSS	Hugo Boss Trade Mark Management GmbH & Co	2006

LACOSTE	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

CALVIN KLEIN	Calvin Klein, Inc.	2022

From 2013 through December 2022, the Company's licensed brands portfolio included the Scuderia Ferrari brand pursuant to a license agreement with Ferrari S.p.A.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Europe, the Middle East, Latin America and Asia. The Company divides the watch market into five principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$1,300 to $9,900	Concord and Ebel
Accessible Luxury	$500 to $3,995	Movado
Moderate and Fashion	$75 to $595	Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Tommy Hilfiger and Calvin Klein
Mass Market	Less than $75	—

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

Luxury Watches

Luxury watches are either quartz-analog or mechanical watches. These watches typically are made with either stainless steel, ceramic, 14 or 18 karat gold, or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company’s Ebel and Concord watches, well-known brand names of luxury watches include Baume & Mercier, Breitling, Cartier, Omega and TAG Heuer.

Accessible Luxury Watches

The majority of accessible luxury watches are quartz-analog watches, occasionally including connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with stainless steel, ceramic, gold plating or a combination of gold plating and stainless steel. Accessible luxury watches are manufactured primarily in Switzerland, although some are manufactured in Asia. In addition to a majority of the Company’s Movado watches, well-known brand names of accessible luxury watches include Gucci, Rado, Michele and Raymond Weil.

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also included connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with stainless steel, brass, plastic, gold plating, or a combination of gold plating and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Calvin Klein, Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Samsung and Garmin.

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia. Well-known brands include Casio, Pulsar, Seiko and Timex. The Company does not compete in the mass market watch category.

Jewelry and Other Fashion Accessories

In addition to its core watch business, the Company also designs, sources, markets and distributes jewelry and, to a lesser extent, other fashion accessories such as sunglasses. The Company’s jewelry offerings consist mostly of fashion jewelry, although some fine jewelry pieces are also included in certain collections. We generally market our fashion accessories through the same distribution channels as our watches and use similar marketing approaches. Sales of jewelry accounted for 6.7% of our consolidated net sales in fiscal year 2023.

BRANDS

The Company designs, develops, sources, markets and distributes products under the following brands:

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

Ebel

Ebel’s success has been built upon the fusion of technical excellence and a passion for aesthetically daring and timeless, distinctive design. A passion for innovation and excellence in watch design has always been at the heart of the Ebel brand. Ebel was founded in 1911 by husband and wife Eugène Blum and Alice Lévy, in La Chaux-de-Fonds, Switzerland. Since its inception, Ebel has remained true to its core values, manufacturing fine Swiss watches that marry beauty and function. In 2017 Ebel successfully relaunched its most iconic collection, the Ebel Sports Classic, which is renowned for its iconic bracelet design with signature wave-shaped links that helped to establish the sport-chic category in the late 70’s. Ebel continues to create timepieces that embody luxury and contemporary elegance.

Movado

The Movado brand is renowned for its iconic Museum® dial and modern design aesthetic. Since its founding in La Chaux-de-Fonds, Switzerland in 1881, Movado has earned more than 100 patents and 200 international awards for artistry and innovation in watch design and technology, and Movado timepieces have won world renown for their unique beauty and timeless design. The Movado jewelry collection reflects the same timeless modern design aesthetic as its watches.

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

Olivia Burton

Olivia Burton is a brand founded by two friends who started out as fashion buyers who recognized a gap in the market for unique and feminine women’s watch styles. Inspired by vintage, fashion trends and nature, the Olivia Burton design team blends contemporary and vintage styles to conceive new collections periodically. As well as innovative timepieces, including vegan, eco-friendly and unisex collections, Olivia Burton has a large and growing collection of jewelry styles that exhibit the same attention to detail seen in its watches.

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

Tommy Hilfiger Watches and Jewelry

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches are water resistant and feature quartz, digital or analog-digital movements, with stainless steel, aluminum, gold plated or two-tone cases and bracelets. Straps feature genuine leather, vegan leather, fabric, silicone or recycled plastics. The watch line includes fashion and sport models and the Company also produces and markets jewelry under the brand as well.

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

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. As the consumer footprint continues to evolve, the Company is increasingly focused on its digital marketing and online reach, including expanding and improving its social media channels and its messaging through individuals with significant social media followings (i.e., “influencers”), as well as elevating its customers’ digital experience globally through innovative technologies and consumer-facing initiatives. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising takes into account the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, including websites and social media platforms, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 16.8%, 16.3%, and 16.9% of net sales in fiscal 2023, 2022 and 2021, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Watch and Accessory Brands and Company Stores. For operating segment data and geographic segment data for the years ended January 31, 2023, 2022 and 2021, see Note 20 to the Consolidated Financial Statements regarding Segment and Geographic Information.

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

Watch and Accessory Brands

Watch and Accessory Brands Business in the United States

The Company sells all of its brands in the U.S. Watch and Accessory Brands market primarily to department stores, such as Macy’s and Nordstrom; major jewelry store chains, such as Signet Jewelers, Ltd. and Helzberg Diamonds Corp.; independent jewelers; and third-party e-commerce retailers, such as Amazon; as well as directly to consumers through the Company’s owned e-commerce websites, such as www.movado.com and www.mvmt.com. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, generally specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

Watch and Accessory Brands Business in International Markets

Internationally, the Company’s brands are sold to department stores, jewelry chains, independent jewelers and third-party e-commerce retailers, as well as directly to consumers through the Company’s owned e-commerce websites, such as www.oliviaburton.com. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Australia, Canada, Mainland China, France, Germany, Hong Kong, India, Spain, Switzerland, the United Kingdom, Mexico and the United Arab Emirates. In addition, the Company sells all of its brands through a network of independent distributors operating in numerous countries around the world. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and impose restrictions on the distributor’s sale of competitive products.

Company Stores

The Company’s subsidiary, Movado Retail Group, Inc., operates 51 retail outlet locations in outlet centers across the United States and four retail outlet locations in outlet centers in Canada, as well as an online outlet store at www.movadocompanystore.com. These stores serve as effective channels to sell current and discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each of the fiscal years ended January 31, 2023, 2022 and 2021 accounted for 54.0%, 57.9% and 68.8% of the Company’s net sales, respectively. The first half of fiscal year 2021 was negatively impacted by the COVID-19 pandemic.

BACKLOG

At March 20, 2023, the Company had unfilled orders of $40.7 million compared to $60.9 million at March 21, 2022 and $46.0 million at March 22, 2021. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

Movado (with the exception of certain Movado collections), Ebel and Concord watches, as well as certain Calvin Klein watch styles, are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Tommy Hilfiger and most Calvin Klein watches are manufactured by independent contractors in Asia.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks CONCORD®, EBEL®, MOVADO®, MVMT® and OLIVIA BURTON®, as well as trademarks for the Movado Museum® dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses the trademark COACH® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an amended license agreement with Tapestry, Inc. which is scheduled to expire on June 30, 2025.

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

On August 30, 2022, the Company entered into an amended and restated license agreement with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. (the “Lacoste License Agreement”), extending the term and making certain other changes to the license agreement originally entered into by the parties in 2006 as previously extended in 2014, under which the Company received a worldwide exclusive license to use the LACOSTE® name and the distinctive “crocodile” logo to design, produce, market and distribute watches. The amended Lacoste License Agreement, which has an effective date of January 1, 2022, continues through December 31, 2031 and authorizes the Company to produce and sell jewelry in addition to watches.

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

The Company also owns a number of design patents and other design rights in the United States and internationally for various watch designs, as well as designs of watch dials, cases, bracelets and jewelry.

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

COMPETITION

The markets for each of the Company’s watch and jewelry brands are highly competitive. With the exception of Swatch Group, Ltd., a large Swiss-based competitor, no single company directly competes with the Company across all of its brands. Multiple companies, however, compete with Movado Group with respect to one or more of its brands. Certain of these companies have, and other companies that may enter the Company’s markets in the future may have, greater financial, distribution, marketing and advertising resources than the Company. The Company’s future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company’s watches and other products.

HUMAN CAPITAL

The Company believes that trust, respect, passion, and teamwork are critical to achieving its goals and therefore promotes a culture built around these values.

Demographics

The following table summarizes the Company’s global workforce as of January 31, 2023:

	Full-Time Employees	Part-Time Employees	Temporary Employees	Total
Global	992	379	86	1,457
Americas	602	355	74	1,031
Asia-Pacific	143	-	4	147
Europe, Middle East & Africa	247	24	8	279

Attraction and Retention of Employees

The Company strives to attract and retain a highly talented and engaged workforce and believes that its supportive culture, dedication to employee safety and well-being, competitive compensation and benefits programs, employee development and training offerings, diversity and inclusion initiatives, and philanthropic and community engagement help in this endeavor. Approximately 31% of the Company’s non-retail employees have been with the Company for more than 10 years, and approximately 48% have been with the Company for at least five years.

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

In addition, as part of its long-term incentive plan for executives and key employees, the Company provides stock-based compensation to foster its pay-for-performance culture and to attract, retain, and motivate participants.

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

Diversity and inclusion is a cornerstone of the Company's corporate social responsibility strategy. The Company aims to expand the diversity of its workforce, especially among senior leadership. To help achieve this objective, the Company signed the parity pledge, demonstrating its intention to interview at least one woman and one underrepresented minority for each open position, Vice President and above. The Company also strives to further emphasize diversity considerations in its product design process and is focused on increasing the diversity of the Company's marketing chain. The Company continues to present programs that educate its employees on diversity, inclusion and belonging, to participate in the CEO Action for Diversity & Inclusion and the Open to All campaign and to support external organizations' efforts in these areas.

As of January 31, 2023, the Company had an eight-member Board of Directors, including two female Board members and multiple Board members from underrepresented minorities.

As of January 31, 2023, women represented approximately 64% of the Company's global employees, and underrepresented minorities (defined as those who identify as Black/African American, Hispanic, Native American, Asian, Pacific Islander and/or two or more races) represented approximately 55% of the Company's U.S. employees.

Community Engagement

The Company is committed to engaging with and giving back to its communities and facilitates opportunities for its employees to donate time and make monetary contributions to charitable organizations. The Company is the corporate sponsor of The Movado Group Foundation, a nonprofit organization that supports philanthropic campaigns in the United States with particular emphasis on sustaining the arts. Programs and support vary by year, need and available resources.

REGULATION

We are subject to laws and regulations regarding customs (including tariffs and retaliatory tariffs), tax, employment, privacy, truth-in-advertising, consumer product safety, waste management, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, packaging, promotion, sale and disposal of consumer products and our corporate, retail and distribution operations. Changes in such laws and regulations could have a material adverse effect on our results of operations and financial condition, although the Company is not aware of any such pending changes that would have a material adverse effect on the Company's capital expenditures, including capital expenditures for environmental control facilities, earnings or competitive position. For a discussion of certain risks related to compliance with laws and regulations, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business”, “The Company’s e-commerce business is subject to numerous risks that could have an adverse effect on the Company’s business and results of operations”, “Changes to laws or regulations impacting the industries in which the Company operates could require it to alter its business practices which could have a material adverse effect on its results of operations”, “Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations” and “The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations”, under Item 1A. Risk Factors, below.

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

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and principal accounting and financial officers, which is posted on the Company’s website. The Company will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by SEC regulations on the Company’s website. In addition, the committee charters for the Audit Committee, the Compensation and Human Capital Committee and the Nominating, Governance and Corporate Responsibility Committee of the Board of Directors of the Company and the Company’s corporate governance guidelines have been posted on the Company’s website.

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

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as the Company’s products, that are viewed as discretionary items. In addition, events such as war, terrorism, natural disasters or outbreaks of disease may further suppress consumer spending on discretionary items. For example, Russia's invasion of Ukraine and the subsequent retaliatory measures taken by the U.S., NATO and other countries have negatively impacted our revenue derived from sales to this region. If any of these events should occur or intensify, the Company’s future sales could decline and the Company’s results of operations could be materially adversely affected. This could also result in the potential for impairment surrounding our long-lived assets.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial condition. Moreover, any default or failure of any U.S. or multi-national financial institutions may cause an impact on wholesale and retail customers' actual or perceived wealth and could reduce actual or perceived disposable income, which may cause a material adverse effect on our business and financial condition.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

Over 80% of the Company's product unit volume originates from Asia, with the vast majority coming from China. Substantially all of the remaining products originate from Europe.

The Company also generates approximately 55.6% of its revenue from international sources.

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

For example, Russia’s invasion of Ukraine in 2022 and the subsequent retaliatory measures taken by the U.S., NATO and other countries have negatively impacted our revenue to the extent the conflict and the sanctions impacted economic conditions and our ability to sell products to customers in the affected region. In response to the invasion, the Company decided in March 2022 to suspend all sales to Russia and Belarus. In addition, the conflict has had broader implications on economies outside the region, such as the global inflationary impact of boycotts of Russian oil and gas by other countries and the blockade of Ukrainian grain exports. Although our historical sales to the region have been immaterial, it is not possible to predict the broader consequences of this conflict, although the continuation or escalation of the conflict, along with any expansion to surrounding areas, could have a significant effect on our results of operations.

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

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs in addition to the regular tariffs that have historically applied to such products. Certain of the Company’s packaging products became subject to a U.S. special 10% tariff in September 2018, which was increased to 25% effective May 10, 2019. In addition, smart watches became subject to a U.S. special 15% tariff on September 1, 2019. In addition, U.S. Customs and Border Patrol (“CBP”) originally took the position that the U.S. special 15% tariff applies broadly to China-sourced cases and bands on traditional watches wherever assembled. CBP later revised its position to exclude China-sourced cases from the special tariff so long as the associated watch movement was not sourced in China. Under CBP's current position, most of the bands used in the production of the Company’s traditional watches imported into the U.S. became subject to the U.S. special 15% tariff effective September 1, 2019, although the tariff rate was decreased to 7.5% effective February 14, 2020.

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

The Company's inability to successfully recover from a natural disaster or other development impacting business continuity or sales opportunities could result in loss of human capital, revenue, reputational harm or legal liability, any of which could materially harm its financial condition and results or operations.

The Company has a complex global supply chain and distribution network. If the Company were to experience a local or regional natural disaster or other development impacting business continuity, such as an earthquake, tsunami, terrorist attack, disease outbreak or other natural or man-made disaster, its continued success will depend, in part, on the safety and availability of its personnel and office facilities and on the proper functioning of its computer, telecommunication and other systems. Climate change exacerbates these risks by increasing the frequency and severity of natural disasters. If the Company cannot efficiently respond to disruptions in our operations, for example, by finding alternative suppliers or distributors or quickly repairing damaged systems, it may be late in fulfilling customer orders, thereby resulting in reputational damage, lost sales, or cancellation charges, any of which could materially harm its financial condition and results of operations. In addition, natural disasters may disrupt purchasing behaviors, negatively impacting revenue generation.

Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on the Company's business.

The Company’s business could be adversely affected by infectious disease outbreaks, such as the novel strain of coronavirus commonly referred to as COVID-19. The COVID-19 pandemic and related public health measures materially affected the Company’s and its customers’ and suppliers’ businesses, particularly during fiscal 2021. Although the impact of the pandemic has largely receded in recent quarters, the reinstitution or tightening of containment and mitigation measures, whether in response to the emergence of new variants or strains of the virus, waning immunity, or otherwise, could exacerbate the adverse effect on our results of operations and financial condition.

Risks Related to our Business

The Company’s wholesale business could be negatively affected by the consumer shift toward online shopping, as well as by further changes of ownership, contraction and consolidation in the retail industry.

Consumers’ growing preference for purchasing products online may continue to reduce foot traffic at traditional retail stores and increase price competition for the Company’s products, which could discourage traditional retailers from investing in sales support for those products. This could reduce consumer demand for the Company’s products and thereby materially adversely affect the Company’s wholesale business. Stay-at-home orders and social distancing practices resulting from the COVID-19 pandemic accelerated the trend toward online purchases.

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

The Company faces intense competition in the worldwide watch industry not only from competitors selling traditional watches but also from those selling smart watches and other wearables.

The watch industry is highly competitive and the Company competes globally with numerous manufacturers, importers, distributors and Internet-based retailers, some of which are larger than the Company and have greater financial, distribution, advertising and marketing resources. The Company’s products compete on the basis of price, features, brand image, design, perceived desirability and reliability. However, there can be no assurance that the Company’s products will compete effectively in the future and, unless the Company remains competitive, its future results of operations and financial condition could be adversely affected. The Company also faces increasing competition from companies introducing and selling smart wearable devices including smart watches. Many of these companies have significantly greater financial, distribution, advertising and marketing resources than does the Company. The sale of these new smart products could materially adversely impact the traditional watch market and the Company’s results of operations and financial condition unless the Company elects to compete in this new product area and is able to do so effectively.

The design, sourcing, marketing, distribution and after-sales servicing of smart watches involve additional challenges to those applicable to traditional watches.

To the extent the Company elects to launch or maintain smart watch offerings, important differences in the way smart watches are designed, sourced, marketed, distributed, and serviced as compared to traditional watches may make it more difficult to compete successfully in the smart watch market, particularly for competitors such as the Company that must rely on the expertise of third parties who are active in this market. For example, smart watches’ significant reliance on technology increases the risk of allegations of infringement on the intellectual property rights of others. Smart watch product development entails greater fixed costs than those for traditional watches, which means that higher unit sales of smart watches are generally needed in order to achieve reasonable gross margins. In addition, consumers may expect that smart watches, particularly the more expensive models, will for many years continue to function and be compatible with the smartphone operating systems with which they were intended to interface, including future updates to such operating systems. Since the Company has no control over such operating system updates, it cannot assure such continued compatibility. If the Company fails to meet consumers’ expectations regarding the long-term functioning of any smart watches that it sells, the Company may suffer reputational damage that could adversely affect its business, results of operations and financial condition.

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

The Company utilizes various marketing service providers and technologies, including third-party cookies, pixels, and other automated means (“Third-Party Cookies”), to provide a data-driven, personalized consumer experience. In April 2021, Apple released changes to its operating system asking users if they want to opt-out of apps tracking them across the Internet. In January 2020, Google announced plans to phase out Third-Party Cookies on Chrome, the most-used desktop browser, in 2022 and has since announced that these plans have been delayed until at least 2024 as Google continues to work with regulators to identify new technologies to replace Third-Party Cookies. Other web browsers have begun implementing certain cookie-blocking measures. This shift to a “cookieless future” is changing how the Company markets to and engages with consumers. If the Company’s adjustments are delayed or are not as effective as current advertising and marketing strategies, the Company’s conversion rate may be adversely affected, brand recognition may decline, market share may be negatively impacted, and sales, profitability and results of operations could be materially and adversely affected. In addition, a small number of large digital advertising companies control a majority of the digital advertising market in many countries, and continued consolidation in the industry could further increase those companies' market share. Digital advertising has become more expensive in recent years and further industry consolidation or the tightening of regulatory restrictions could accelerate this trend. Increased advertising costs could materially and adversely affect the Company's profitability and results of operations.

Failure to meet environmental, social and governance expectations or standards could adversely affect the Company’s business, reputation, results of operations and financial condition.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on the environmental, social and governance performance of companies, including climate change, greenhouse gas emissions, human and civil rights, diversity, equity and inclusion initiatives, and supply chain initiatives. This has resulted in expanding and increasingly complex expectations related to reporting, diligence and disclosure on environmental, social and governance matters. Responding to these expectations involves significant risks and uncertainties. As a responsible corporate citizen, the Company actively manages environmental, social and governance issues and makes statements about its environmental, social and governance policies and initiatives through its annual Corporate Responsibility Report and various other communications. The Company cannot guarantee that it will achieve its announced environmental, social and governance goals. The Company's failure or perceived failure to achieve such goals or to meet the environmental, social and governance expectations of other stakeholders could harm the Company's reputation, adversely impact its ability to attract and retain customers and talent, and expose it to legal and regulatory proceedings and increased scrutiny, thereby adversely affecting the Company’s business, results of operations and financial condition.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company currently has the right to produce, market and distribute watches and, in certain cases, jewelry, under the brand names of Coach, Tommy Hilfiger, Hugo Boss, Lacoste and Calvin Klein pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with the Company’s license agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2023, the Company's licensed brands represented 53.1% of the Company’s net sales. While the Company is not substantially dependent on any one licensed brand, the loss of a single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each of the fiscal years ended January 31, 2023, 2022 and 2021 accounted for 54.0%, 57.9% and 68.8% of the Company’s net sales, respectively. The first half of fiscal year 2021 was significantly negatively impacted by the COVID-19 pandemic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

Sales in the Company’s retail outlet locations are dependent upon customer foot traffic and average order size.

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

Additionally, since most of the Company’s retail outlets are located near vacation destinations, factors that affect travel could decrease outlet center traffic. Such factors include the price and supply of fuel, travel concerns and restrictions (including those due to disease outbreaks such as COVID 19), international instability, terrorism and inclement weather. For example, the COVID-19 pandemic led to travel restrictions and a reduction in voluntary travel, as well as temporary closures of all of the Company's retail outlets for portions of fiscal 2021. Future closures of the Company’s retail stores or reductions in foot traffic could have a material adverse effect on retail sales and the profitability of the Company Stores segment.

The success of the Company’s retail outlet locations is also dependent, to a certain extent, upon the average order size at our outlet stores. Factors that can affect average order size include product mix, promotional activities, and number of units sold per transaction. If adverse changes in product mix or pricing were to reduce the average sales price of our products, or if the average number of units per transaction were to decrease, whether due to a reduction in sales to volume buyers who resell our products or otherwise, there could be a material adverse effect on our Company Stores segment.

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

Many customers shop with the Company through its online platforms, often through mobile devices. The Company is increasingly using social media and proprietary mobile applications to interact with the Company’s customers and as a means to enhance their shopping experience. Any failure on the Company’s part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place the Company at a competitive disadvantage, result in the loss of e-commerce and other sales, harm the Company’s reputation with customers, and have a material adverse impact on the growth of the Company’s e-commerce business globally and its results of operations.

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

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise, causing a strain on operating cash flows. If the inventory cannot be sold through the Company’s wholesale channel or retail outlet locations, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. Volatility and uncertainty related to macro-economic factors make it difficult for the Company to forecast customer demand in its various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

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

Many of the Company’s customers, suppliers and business partners rely on a stable, liquid and well-functioning financial system to fund their operations, and a disruption in their ability to access liquidity could cause serious disruptions to or an overall deterioration of their businesses which could impair their ability to meet their obligations to the Company, including delivering product ordered by the Company and placing or paying for future orders of the Company’s products, any of which could have a material adverse effect on the Company’s results of operations and liquidity. The current tightening of monetary policies of countries throughout the world in response to inflationary pressures have resulted in interest rate increases and could reduce availability of credit.

An increase in product returns or lost product could negatively impact the Company’s operating results and profitability.

The Company permits the return of damaged or defective products and accepts limited amounts of non-defective product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been relatively consistent with management’s expectations and the provisions established, in recent years the number and frequency of consumer reports of lost packages or delivery delays have increased, and national carriers have changed their policies to make it more difficult for companies to recover the value of associated losses. In addition, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products, expected returns or carrier-related losses could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

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

The Company contractually obligates its independent manufacturers to adhere to the Company’s vendor code of conduct and similar codes of conduct adopted by the Company’s trademark licensors, and the Company monitors compliance with those codes by conducting periodic factory audits. There can be no assurance, however, that all of the Company’s manufacturers will consistently comply with labor and other laws and operate in accordance with ethical standards. Deviations from these laws and standards could interrupt the shipment of finished products and damage the Company’s reputation and could have a material adverse effect on the Company’s financial condition and results of operations.

Interruptions at any of the Company’s major warehouse and distribution centers could materially adversely affect its business.

The Company operates one distribution facility in New Jersey that is responsible for importing and warehousing products as well as fulfilling and shipping most orders by the Company’s customers in the United States, Canada and the Caribbean and by many of the Company’s customers in Latin America. The Company operates a smaller, similar facility in Bienne, Switzerland for the distribution of its Swiss watch brands throughout Europe and the Middle East, and in Australia and India through its joint ventures there. In addition, the Company has contracted with third-party warehouse and fulfillment providers in the Netherlands, Hong Kong, mainland China, Czech Republic, the U.K, Mexico and the United States. The complete or partial loss or temporary shutdown of any of the Company’s or third-parties’ warehouse and distribution facilities (including as a result of fire or other casualty or labor or other disturbances) could have a material adverse effect on the Company’s business. In addition, the Company’s New Jersey warehouse and distribution facility is operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board and is highly regulated by U.S. Customs and Border Protection, which, under certain circumstances, has the right to shut down the entire sub-zone and, therefore, the entire warehouse and distribution facility. If that were to occur, the Company’s ability to fill orders for its U.S., Canadian, Latin American and Caribbean customers would be significantly impacted, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company relies on its information systems to operate all aspects of its business, including, without limitation, order processing, inventory and supply chain management, customer communications, purchasing and financial reporting. Although the Company attempts to take reasonable steps to mitigate the risks to its computer hardware and software systems, including such measures as the use of firewalls, automatically expiring passwords, encryption technology and periodic vulnerability tests, no system can be completely secure, particularly given the increasing threat posed by computer hackers and cyber terrorists. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks that may include computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks and large-scale automated attacks, phishing, social engineering, hacking and other cyber-attacks. These risks may increase as the Company continues to expand its reliance on cloud services. Breaches of the Company’s network or databases, or those of its third-party providers, may result in the loss of valuable business data, misappropriation of consumers’ or employees’ personal information, or a disruption of the Company’s business, which could give rise to unwanted media attention, impair the Company’s ability to place and fulfill orders and process payments, materially damage the Company’s customer relationships and reputation, and result in lost sales, fines or lawsuits. The Company’s information systems could also experience system failures, viruses, power outages, network and telecommunications failures, usage errors our employees, or other events which could disable or significantly impair the systems’ functionality. Additionally, the Company’s systems may fail to operate properly or effectively, experience problems transitioning to upgraded or replacement systems or difficulties in integrating new systems. In that regard, we are currently migrating many of our IT systems and applications to the cloud, including our global enterprise resource planning system, which is designed to efficiently maintain our financial records and provide information important to the operation of our business. Although we anticipate that these cloud migrations will increase efficiency and functionality, such migrations entail risks in implementation and make the Company more reliant on third party service providers. Any material disruption or slowdown of the Company’s information systems could result in the loss of critical data, the inability to process and properly record transactions and the material impairment of the Company’s ability to conduct business, leading to cancelled orders and lost sales. In addition, the Company’s e-commerce business is vulnerable to additional risks associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. A breach and loss of data could also subject the Company to liability to its customers or suppliers and could also cause competitive harm if sensitive information is publicized. In the event the Company is not successful in responding to these risks and uncertainties, its online sales may decline, the associated costs with its e-commerce activity may increase and its reputation may be damaged. Although the Company maintains an information security risk insurance policy to address many of these risks, such policy may not suffice to prevent a cyber-incident from resulting in a material adverse effect on our business, financial condition and operating results due to various policy limitations and exclusions.

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

The Company conducts business, either directly or indirectly, in numerous countries and accordingly is subject to a multitude of legal requirements impacting the industries in which it operates. Changes to existing laws and regulations or new laws and regulations could impose new requirements and additional costs on the Company and its suppliers, making the Company’s products or packaging more costly to produce, forcing the Company to change its existing business practices. Any resulting costs increases could place the Company at a competitive disadvantage and sales of its products could decline, adversely affecting its financial condition and results of operations.

Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in U.S. federal, state and international tax laws and regulations, including changes suggested by the U.S. presidential administration, could have an adverse impact on our tax liabilities and effective tax rate. In addition, the overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty around taxation in many jurisdictions. For example, the Organization for Economic Cooperation and Development, which represents a coalition of western countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where the Company does business, including many European countries, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Foreign countries may decide to enact tax laws that may negatively affect the Company’s foreign tax liabilities in response to any real or perceived negative effects of the U.S. tax changes on their countries, and/or states or local governments may decide to enact additional tax laws that may increase tax liabilities for companies doing business in those jurisdictions as they see opportunities to capitalize on the reduction in the federal corporate tax rate. Finally, while the Company believes its tax positions are consistent with the tax laws in the jurisdictions in which the Company conducts business, the final outcome of tax audits or disputes could result in adjustments to the Company’s tax liabilities which could have a material adverse effect on the Company’s effective tax rate, results of operations, cash flows and financial condition.

The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations.

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The shift in our business toward e-commerce, and the expansion of our business in certain jurisdictions, and our greater reliance on cloud services may subject us to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving, and the restrictions imposed thereby may increase and are not always clear. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies that may increase restrictions relating to the receipt, transfer and processing of personal data. In addition, foreign court decisions and regulatory actions could impact our ability to receive, transfer and process personal data relating to our employees and direct and indirect customers. For example, in June 2021, the European Commission adopted new standard contractual clauses (“SCCs”) for the transfer of personal data to non-EU countries whose data privacy regimes have not been deemed adequate, including the Unites States. The UK Information Commissioner’s Office is in the process of finalizing UK equivalents to the European SCCs. The Company is in the process of updating its data map to comply with these requirements, a process that is complex and complicated by rapidly evolving and expanding cloud services and solutions. In the meantime, the United States and the European Commission announced in March 2022 their commitment to a new Trans-Atlantic Data Privacy Framework intended to facilitate trans-Atlantic data flows. The new framework is expected to become effective on the date of entry into force of an adequacy decision by the European Commission. Existing and proposed privacy and data protection laws and regulations around the world result and may continue to result in significant compliance risks, operating costs, diverted resources from other initiatives and projects, marketing restrictions, limitations on service offerings, and negative publicity for the Company and may subject it to remedies that may harm its business, including fines, regulatory penalties, orders to modify or cease existing business practices, and significant legal liability. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

If the Company were to experience a significant privacy breach, it could be subject to costly government enforcement actions and private litigation and suffer significant negative publicity which could materially and adversely affect the Company’s results of operations.

As part of the normal course of business the Company is involved in the receipt and storage of electronic information about customers and employees, as well as proprietary financial and non-financial data. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet and mobile platforms have recently been subject to increased public scrutiny. Although the Company believes it has taken reasonable and appropriate actions to protect the security of this information, if the Company were to experience a security breach, acts of vandalism, ransomware attacks, computer viruses, misplaced or lost data, programming and/or human errors or other similar events, it could result in government enforcement actions and private litigation, attract a substantial amount of media attention, and damage the Company’s reputation and its relationships with its customers and employees, materially adversely affecting the Company’s sales and results of operations. This risk has increased with the Company’s increased focus on direct-to-consumer sales and increased reliance on cloud services.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2023, the Company’s leased facilities individually comprising more than 20,000 square feet were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	February 2025
Paramus, New Jersey	Executive offices	90,100	June 2030
Bienne, Switzerland	Corporate and sales functions and watch distribution, assembly and repair	56,700	December 2032
Hong Kong	Watch distribution	44,800	April 2024

The foregoing facilities, as well as 12 additional leased facilities worldwide averaging approximately 5,000 square feet, are used exclusively in connection with the Watch and Accessory Brands segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

Since acquiring Ebel in 2004, the Company owns an architecturally significant building in La Chaux-de-Fonds, Switzerland.

The Company also leases retail space averaging 1,700 square feet per store with leases expiring with various dates through September 2032 for the operation of the Company’s 55 retail outlet locations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 20, 2023, there were 43 holders of record of the Company’s class A common stock and 302 holders of record of the Company’s common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 20, 2023, the closing price of the Company’s common stock was $32.59. Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and, consequently, there is currently no established public trading market for these shares.

During each quarter of fiscal 2023, the Company declared cash dividends on its common stock and class A common stock. Although the Company currently expects to continue to declare cash dividends in the future, the decision as to whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. For dividends declared and paid during fiscal 2023, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock from time to time through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock from time to time through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the fiscal year ended January 31, 2023, the Company repurchased a total of 898,956 shares of its common stock at a total cost of $31.4 million, or an average of $34.94 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 28,405 shares were repurchased during the fiscal year ended January 31, 2023 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2023.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2022 – November 30, 2022	30,000	$31.36	30,000	$23,309,638
December 1, 2022 – December 31, 2022	73,500	31.58	73,500	20,988,241
January 1, 2023 – January 31, 2023	—	—	—	20,988,241
Total	103,500	$31.52	103,500	$20,988,241

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2023 with that of the S&P SmallCap 600 Index, the Broad Market (NYSE Stock Market – U.S. Companies) and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2018 and the reinvestment of dividends (where applicable).

Comparison of Cumulative Five Year Total Return $250 $200 $150 $100 $50 $0 01/31/16 01/31/17 01/31/18 01/31/19 01/31/20 01/31/21 Movado Group, Inc. S&P SmallCap 600 Index NYSE Composite Index Russell 2000 Index

Company Name / Index	1/31/18	1/31/19	1/31/20	1/31/21	1/31/22	1/31/23
Movado Group, Inc.	100.00	106.47	59.30	71.49	131.60	130.78
S&P SmallCap 600 Index	100.00	98.75	105.24	129.63	143.44	142.10
NYSE (U.S. Companies)	100.00	94.38	107.18	116.13	137.22	135.37
Russell 2000 Index	100.00	96.48	105.36	137.15	135.50	130.92

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales

The Company operates and manages its business in two principal business segments: Watch and Accessory Brands and Company Stores. The Company also operates in two geographic locations: United States and International.

The Company divides its watch and accessory business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Concord®, Ebel®, Olivia Burton® and MVMT® brands. Products in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, Hugo Boss®, Lacoste® and Calvin Klein®. The Company's collaboration with Scuderia Ferrari ended on June 30, 2022, although the Company had the right to sell remaining inventory through December 31, 2022.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

55.6% of the Company’s total sales are from international markets (see Note 20 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British Pounds and Swiss Francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes. The Company reduces its exposure to exchange rate risk through a hedging program.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States), and Asia account for 32.8%, 10.3%, 7.8% and 4.7%, respectively, of the Company’s total net sales for fiscal 2023. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays; and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 54.0% and 57.9% of the Company’s net sales for the fiscal years ended January 31, 2023 and 2022, respectively.

The Company’s retail operations consist of 51 retail outlet locations in the United States and four locations in Canada.

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

Since a significant amount of the Company’s product costs are incurred in Swiss Francs, fluctuations in the U.S. dollar/Swiss Franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss Franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss Franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2023 and 2022.

Selling, General and Administrative (“SG&A”) Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses.

Marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include salaries, various forms of media advertising, digital advertising (including social media), customer acquisition costs and co-operative advertising with customers and distributors and other point of sale marketing and promotional spending.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, credit card fees, depreciation and amortization, expenses associated with the Company’s customer conferences and industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

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

Other Non-Operating Income

Other non-operating income consist primarily of interest income and the non-service components of the Company's Swiss pension plan. In addition, for the fiscal year ended January 31, 2022, the Company recorded other non-operating income due to the final settlement related to a sale of a building in an international location in the prior year period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s consolidated financial statements. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, useful lives of property, plant and equipment, impairments of long-lived assets, stock-based compensation and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

In the wholesale channel, revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration. The Company has determined that transfer of control passes to the wholesale customer upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Control passes to outlet store customers at the time of sale and to substantially all e-commerce customers upon shipment. Prior to January 1, 2021, the requirement for recognizing revenue for e-commerce was met upon delivery to the customer. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether the significant risks and rewards for the goods belong with the customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment periodically and whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. The Company determined that there was no impairment in fiscal 2023 or in fiscal 2022.

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), the Company performed recoverability tests for the long-lived assets of MVMT, Olivia Burton and the Company Stores as of April 30, 2020. As a result of this analysis, the Company recorded impairment charges in the Watch and Accessory Brands segment totaling $22.2 million in the first quarter of fiscal 2021, decreasing MVMT's trade name to $2.4 million and MVMT's customer relationships to zero.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. No impairment charge was recorded in fiscal 2023 or in fiscal 2022.

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

RECENT DEVELOPMENTS AND INITIATIVES

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to affect how the Company and its customers and suppliers operate their businesses to varying degrees. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world have adversely affected sales of our products and our supply chain.

Although the COVID-19 pandemic's adverse impact on the Company has significantly diminished in recent quarters, the pandemic is expected to continue to affect the Company's results of operations for the foreseeable future due to impacts on supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

Russia's invasion of Ukraine

On February 24, 2022, Russia launched a comprehensive invasion of Ukraine. The invasion and the subsequent economic sanctions imposed by some countries have negatively impacted the Company's revenue to the extent the conflict and the sanctions negatively impacted economic conditions and our ability to sell products to customers in the affected region. In response to the invasion, the Company decided in March 2022 to suspend all sales to Russia and Belarus. Sales and assets in Russia, Belarus and Ukraine for all periods presented are immaterial to the Company's results of operations, financial condition and cash flows. In addition, the conflict has had broader implications on economies outside the region, such as the global inflationary impact of boycotts of Russian oil and gas by other countries and the blockade of Ukrainian grain exports.

The Inflation Reduction Act of 2022

In August 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law by President Biden. Among other things, the IR Act introduces a 1% excise tax on the fair market stock repurchases by covered corporations, a 15% minimum tax based on adjusted financial statement income of certain large corporations, and several tax incentives to promote clean energy. Although the Company is continuing to evaluate the IR Act and its potential impact on future periods, at this time the Company does not expect the IR Act to have a material impact on its consolidated financial statements. However, the 1% excise tax on stock repurchases will increase the Company’s cost, to the extent that the stock repurchases are greater than shares issued, after December 31, 2022.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2023 compared to fiscal 2022 along with a discussion of the changes in financial condition during fiscal 2023. For a discussion of our results of operations in fiscal year 2022 compared to fiscal year 2021, please see “Results of Operations” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 24, 2022.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2023	2022
Watch and Accessory Brands:
United States	$227,268	$244,204
International	413,071	382,019
Total Watch and Accessory Brands	640,339	626,223
Company Stores
United States	106,645	101,888
International	4,914	4,282
Total Company Stores	111,559	106,170
Net sales	$751,898	$732,393

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2023	2022
Watch and Accessory Brands:
Owned brands category	$230,277	$249,940
Licensed brands category	399,556	368,354
After-sales service and all other	10,506	7,929
Total Watch and Accessory Brands	640,339	626,223
Company Stores	111,559	106,170
Consolidated total	$751,898	$732,393

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2023	2022
Net sales	100.0%	100.0%
Gross margin	57.7%	57.2%
Selling, general and administrative expenses	41.7%	41.2%
Operating income	16.0%	16.0%
Other income	0.3%	0.1%
Interest expense	0.1%	0.1%
Provision for income taxes	3.3%	3.4%
Noncontrolling interests	0.3%	0.1%
Net income attributable to Movado Group, Inc.	12.6%	12.5%

Fiscal 2023 Compared to Fiscal 2022

Net Sales

Net sales in fiscal 2023 were $751.9 million, representing a $19.5 million or 2.7% increase above the prior year. This increase is attributable to growth in both the Watch and Accessory Brands segment and Company Stores segment. For fiscal 2023, fluctuations in foreign currency exchange rates negatively impacted net sales by $31.8 million when compared to the prior year. On a constant dollar basis net sales increased 7.0% as compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales in fiscal 2023 in the Watch and Accessory Brands segment were $640.3 million, an increase above the prior year period of $14.1 million, or 2.3%. The increase in net sales was primarily due to the addition of the Calvin Klein brand, increased volumes resulting from higher demand with growth from the Company's wholesale customers in the International locations and, to a lesser extent, the impact of pricing increases, partially offset by the negative impact of fluctuations in foreign exchange rates, a decrease in online retail and a decrease in the United States locations.

United States Watch and Accessory Brands Net Sales

Net sales in fiscal 2023 in the United States locations of the Watch and Accessory Brands segment were $227.3 million, below the prior year period by $16.9 million, or 6.9%, resulting primarily from decreased volumes resulting from lower demand in the Company's wholesale customers in the owned brand category and a decrease in online retail, partially offset by the impact of pricing increases. The net sales recorded in the owned brands category decreased $19.3 million, or 10.1%, and net sales recorded in the licensed brand category increased $2.5 million, or 5.2%.

International Watch and Accessory Brands Net Sales

Net sales in fiscal 2023 in the International locations of the Watch and Accessory Brands segment were $413.1 million, above the prior year by $31.1 million, or 8.1%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $31.8 million when compared to the prior year. The increase in net sales in the licensed brand category was $28.7 million, or 9.0%, due to net sales increases across the Middle East, Asia, and the Americas (excluding the United States), partially offset by a decrease in Europe. The increase is primarily due to the addition of the Calvin Klein brand, increased volumes resulting from higher demand with growth in the Company's wholesale customers and, to a lesser extent, the impact of pricing increases, partially offset by fluctuations in foreign currency exchange rates. The net sales decrease recorded in the owned brands category was $0.4 million, or 0.7%, due to net sales decreases in Europe and Asia, partially offset by increases in the Middle East and the Americas (excluding the United States). The decrease is primarily due to fluctuations in foreign currency exchange rates and online retail, partially offset from higher demand with growth in the Company's wholesale customers, and to a lesser extent, the impact of pricing increases.

Company Stores Net Sales

Net sales in fiscal 2023 in the Company Stores segment were $111.6 million, $5.4 million or 5.1% above the prior year period. The net sales increase was primarily the result of the growth of the Company's online outlet store at www.movadocompanystore.com and the opening of new retail outlet stores. As of January 31, 2023 and 2022, the Company operated 55 and 51 retail outlet locations, respectively.

Gross Profit

Gross profit for fiscal 2023 was $433.9 million or 57.7% of net sales as compared to $419.1 million or 57.2% of net sales in the prior year. The increase in gross profit of $14.8 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in gross margin percentage of approximately 50 basis points for fiscal 2023 resulted primarily from a favorable impact of sales mix of approximately 120 basis points, partially offset by a negative impact of fluctuations in foreign exchange rates of approximately 70 basis points and approximately 20 basis points impact due to increased shipping costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses in fiscal 2023 were $313.5 million, representing an increase from the prior year of $12.0 million, or 4.0%. The prior year included a reversal in certain fiscal 2021 corporate initiative charges of $1.1 million due to a change in estimate primarily impacting the accounts receivable reserve due to collection of a previously reserved receivable. Excluding the reversal in corporate initiative charges in the prior year SG&A expenses would have increased $10.9 million primarily from the following factors: an increase in payroll related expense of $8.5 million; higher marketing expenses of $4.7 million; an increase of $2.1 million in professional service fees primarily to support enhancement to the Company's commercial and administrative systems; an increase in rent and rent related charges of $0.8 million; and an increase in sales commissions of $0.5 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $7.8 million. For the year ended January 31, 2023, fluctuations in foreign currency rates related to the foreign subsidiaries favorably impacted SG&A expenses by $9.1 million when compared to the prior year.

Watch and Accessory Brands Operating Income

For fiscal 2023, the Company recorded operating income of $95.1 million in the Watch and Accessory Brands segment which includes $37.0 million of unallocated corporate expenses as well as $81.0 million of certain intercompany profits related to the Company’s supply chain operations. For fiscal 2022, the Company recorded operating income of $85.6 million in the Watch and Accessory Brands segment which included $38.7 million of unallocated corporate expenses as well as $80.5 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $14.9 million, partially offset by an increase in SG&A expenses of $5.4 million when compared to the prior year. The increase in gross profit of $14.9 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable change of sales mix, partially offset by a negative impact of fluctuations in foreign exchange rates and increased shipping costs. Prior year SG&A expenses included a reversal in certain fiscal 2021 corporate initiative charges of $1.1 million due to collection of a previously reserved receivable. Excluding the reversal in corporate initiative charges in the prior year SG&A expenses would have increased $4.3 million primarily from the following factors: an increase in payroll related expense of $5.6 million; higher marketing expenses of $2.4 million; an increase of $1.7 million in professional service fees primarily to support enhancement to the Company's commercial and administrative systems; and an increase in sales commissions of $0.5 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $7.6 million.

U.S. Watch and Accessory Brands Operating (Loss)/Income

In the United States locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2023, the Company recorded an operating loss of $3.0 million, which includes unallocated corporate expenses of $37.0 million. For the twelve months ended January 31, 2022, the Company recorded operating income of $9.6 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $38.7 million. The change to operating loss from operating income was the result of lower gross profit of $9.2 million, combined with an increase in SG&A expenses of $3.4 million when compared to the prior year. The decrease in gross profit of $9.2 million was primarily the result of a decrease in net sales, partially offset by a higher gross margin percentage primarily due to a favorable impact of sales mix. Prior year SG&A expenses included a reversal in certain fiscal 2021 corporate initiative charges of $0.1 million due to a change in estimate. Excluding the reversal in corporate initiative charges in the prior year, SG&A expenses would have increased $3.3 million primarily from the following factors: an increase in payroll related expense of $3.8 million; an increase of $2.8 million in professional service fees primarily to support enhancement to the Company's commercial and administrative systems; and higher marketing expenses of $1.4 million. The increase in SG&A expenses were partially offset by a decrease in performance-based compensation of $6.2 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2023, the Company recorded operating income of $98.1 million, which includes $81.0 million of certain intercompany profits related to the Company’s International supply chain operations. For the twelve months ended January 31, 2022, the Company recorded an operating income of $76.0 million in the International locations of the Watch and Accessory Brands segment which included $80.5 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $24.2 million, partially offset by higher SG&A expenses of $2.1 million. The increase in gross profit of $24.2 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable sales mix. Prior year SG&A expenses included a reversal in certain fiscal 2021 corporate initiative charges of $1.0 million primarily due to collection of a previously reserved receivable. Excluding the reversal in corporate initiative charges in the prior year SG&A expenses would have increased $1.1 million primarily due to the following factors: an increase in payroll related expense of $1.8 million; higher marketing expenses of $1.0 million; and an increase in sales commissions of $0.4 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $1.4 million and a decrease of $1.1 million in professional service fees.

Company Stores Operating Income

The Company recorded operating income of $25.3 million and $31.9 million in the Company Stores segment for fiscal 2023 and 2022, respectively. The decrease in operating income of $6.6 million was primarily related to a $6.5 million increase in SG&A expenses and a $0.1 million decrease in gross profit mainly due to a lower gross margin percentage. The increase in SG&A expenses was primarily due to an increase of $2.9 million in payroll related expenses; an increase in marketing expenses of $2.3 million; and an increase in rent and rent related of $1.2 million due to the opening of new company stores. As of January 31, 2023, and 2022, the Company operated 55 and 51 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $2.1 million due to interest income and the non-service components of the Company's Swiss pension plan for fiscal 2023.

The Company recorded other income of $0.5 million primarily due to the final settlement related to a sale of a building in an international location in the prior year and the non-service components of the Company’s Swiss pension plan for fiscal 2022.

Interest Expense

Interest expense was $0.5 million for fiscal 2023 as compared to $0.7 million for fiscal 2022. The decrease was due to no borrowings under the Company’s revolving credit facility during fiscal 2023, partially offset by higher unused credit line fees during fiscal 2023 as compared to fiscal 2022.

Income Taxes

The Company recorded an income tax provision of $24.9 million and $24.8 million for fiscal 2023 and 2022, respectively.

The effective tax rate for fiscal 2023 was 20.4% and differed from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and the release of certain foreign valuation allowances, partially offset by U.S. state and local taxes, net of the federal benefit. The effective tax rate for fiscal 2022 was 21.1% and differed from the U.S. statutory tax rate of 21.0% primarily due to U.S. state and local taxes, net of the federal benefit, partially offset by the CARES Act NOL Carryback Provision and related tax effects and foreign profits being taxed in lower taxing jurisdictions.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $94.5 million and $91.6 million for fiscal 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2023 and January 31, 2022, the Company had $251.6 million and $277.1 million, respectively, of cash and cash equivalents. Of this total, $114.0 million and $197.4 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

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

At January 31, 2023 the Company had working capital of $424.8 million as compared to $402.4 million at January 31, 2022. The increase in working capital was primarily the result of an increase in inventories and a decrease in accounts payable, partially offset by a decrease in cash. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $54.3 million of cash provided by operating activities for fiscal 2023 as compared to $130.8 million for fiscal 2022. Cash provided by operating activities for fiscal 2023 included net income of $97.0 million, positively adjusted by $20.3 million related to non-cash items. Cash used in operating activities for fiscal 2023 was impacted by a $28.9 million increase in investment in inventories primarily due to timing of receipts, a decrease of $13.7 million in accounts payable primarily due to timing of payments and a decrease in accrued payroll of $7.7 million primarily as a result of payments of fiscal year 2022 performance-based compensation, net of current year accrual. Cash provided by operating activities in fiscal 2022 was impacted by an increase in accounts payable of $18.3 million primarily as a result of timing of payments, a decrease in income taxes receivable of $17.1 million due to a receipt of a U.S. federal income tax refund and an increase in accrued payroll and benefits of $7.3 million primarily due to an increase in performance-based compensation, partially offset by an increase in trade receivable of $18.6 million and inventories of $15.4 million.

Cash used in investing was $10.6 million for fiscal 2023 as compared to $7.9 million for fiscal 2022. The cash used in fiscal 2023 was primarily related to capital expenditures of $7.1 million primarily due to the Company’s opening of new stores and new computer software and $3.3 million of long-term investments.

The Company expects that capital expenditures in fiscal 2024 will be approximately $10.0 million as compared to $7.1 million in fiscal 2023. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, website development, computer hardware and software and tooling costs. The Company has the ability to manage its capital expenditures on discretionary projects.

Cash used by financing activities was $65.3 million for fiscal 2023 as compared to $66.6 million for fiscal 2022. The cash used in fiscal 2023 included $31.4 million in stock repurchased in the open market, $31.4 million in dividends paid and $1.1 million in shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards, offset by $1.6 million received in connection with stock options exercised. Cash used in financing activities for fiscal 2022 included $22.6 million in stock repurchased in the open market and $22.0 million in dividends paid ($2.3 million of which had been declared in January 2021) and $21.1 million net repayment of bank borrowings.

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

Borrowings under the Credit Agreement bear interest at rates generally based on either the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York or a specified base rate, as selected periodically by the Company. The SOFR-based loans bear interest at SOFR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of January 31, 2023, the Company’s spreads were 1.00% over

SOFR and 0.00% over the base rate. As of January 31, 2022, the Company’s spreads were 1.00% over LIBOR and 0.00% over the base rate.

As of January 31, 2023, and January 31, 2022, there were no amounts in loans outstanding under the Facility for either period. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2023 and January 31, 2022. At January 31, 2023, the letters of credit have expiration dates through May 31, 2023. As of January 31, 2023, and January 31, 2022, availability under the Facility was $99.7 million for both periods. For additional information regarding the Facility, see Note 9 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the facility of zero and $4.8 million during fiscal 2023 and fiscal 2022, respectively, with a weighted average interest rate of 2.8% during fiscal 2022.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of January 31, 2023, and 2022, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $7.0 million, respectively. As of January 31, 2023, and 2022, there were no borrowings against these lines. As of January 31, 2023 and 2022, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million for both periods, in various foreign currencies, of which $0.6 million for both periods was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.3 million and $0.4 million during fiscal 2023 and 2022, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and an additional $3.3 million in fiscal 2023 and may be called upon to satisfy capital calls in respect of the remaining $16.2 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022; $0.35 per share, or $7.9 million, during the three months ended July 31, 2022; $0.35 per share, or $7.8 million, during the three months ended October 31, 2022; and $0.35 per share, or $7.8 million, during the three months ended January 31, 2023. The Company paid cash dividends of $0.20 per share, or $4.6 million, during the three months ended April 30, 2021; $0.20 per share, or $4.7 million, during the three months ended July 31, 2021; $0.20 per share, or $4.6 million, during the three months ended October 31, 2021; and $0.25 per share, or $5.7 million, during the three months ended January 31, 2022. In addition, on March 23, 2023, the Company declared a special cash dividend of $1.00 per share as well as a regular cash dividend of $0.35 per share, in each case payable on April 19, 2023, to shareholders of record on April 5, 2023.

Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During fiscal 2023, the Company repurchased a total of 898,956 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $31.4 million, or an average of $34.94 per share. At January 31, 2023, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $21.0 million remains available for purchase under the Company's

November 23, 2021 repurchase program. During fiscal 2022, the Company repurchased a total of 686,559 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $22.6 million, or an average of $32.92 per share.

The Company has various contractual obligations as part of its ordinary course of business. The Company's obligations include operating lease obligations (see Note 13- Leases), licensing agreements (see Note 12 - Commitments and Contingencies), purchase obligations (see Note 12 - Commitments and Contingencies) and transition tax obligation (see Note 12 - Commitments and Contingencies).

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

As of January 31, 2023, the Company’s entire net forward contracts hedging portfolio consisted of 14.7 million Chinese Yuan equivalent, 30.0 million Swiss Francs equivalent, 15.7 million US Dollars equivalent, 22.8 million Euros equivalent (including 3.0 million Euros designated as cash flow hedges) and 0.6 million British Pounds equivalent with various expiry dates ranging through June 1, 2023, compared to a portfolio of 7.4 million Chinese Yuan equivalent, 28.0 million Swiss Francs equivalent, 16.2 million US Dollars equivalent, 37.5 million Euros equivalent (including 18.0 million Euros designated as cash flow hedges) and 1.5 million British Pounds equivalent with various expiry dates ranging through July 13, 2022, as of January 31, 2022. If the Company were to settle its Swiss Franc forward contracts at January 31, 2023, the result would be a $1.1 million gain. If the Company were to settle its Euro forward contracts at January 31, 2023, the result would be a $0.2 loss million. As of January 31, 2023, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2023 and 2022; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at January 31, 2023 and 2022 was zero for both periods. During fiscal 2023, the Company had no borrowings. The Company does not hedge these interest rate risks.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under "Index to Consolidated Financial Statements - Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2023 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2023 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2023 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2023 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2023 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2023 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2023 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report
1.
Financial Statements:

See Index to Consolidated Financial Statements on page 41 included in Item 8 of Part II of this annual report.

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
4.3

Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004. *

4.4

Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S. and Swiss subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent (the “Corporate Credit Agreement”). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 filed on December 4, 2018. *

4.5

Second Amendment to the Corporate Credit Agreement, dated June 5, 2020 and effective as of April 30, 2020. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 filed on June 9, 2020. *

4.6

Third Amendment to the Corporate Credit Agreement, dated October 28, 2021. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 filed on November 23, 2021.*

4.7	Fourth Amendment, dated August 2, 2022, to the Corporate Credit Agreement. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2022.*

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

10.17

Amended and Restated License Agreement between MGI Luxury Group, S.A., a wholly-owned Swiss subsidiary of Movado Group, Inc., Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A., dated August 30, 2022. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 22, 2022.

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

10.21

Term Sheet dated October 11, 2017 governing the amendment and restatement of the Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 filed on November 21, 2017.

10.22

Amended and Restated License Agreement dated March 17, 2022 between MGI Luxury Group S.A. and Hugo Boss Trade Mark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 26, 2022.

10.23

Amended and Restated License Agreement entered into as of November 23, 2017 by and between the Registrant and Ferrari S.p.A. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2018.

10.24

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

101

The following financial information from Movado Group, Inc.’s Form 10-K for the year ended January 31, 2023 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts and Reserves. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

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

MOVADO GROUP, INC. (Registrant)
Dated: March 23, 2023	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 23, 2023	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 23, 2023	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Executive Vice President, Chief Operating Officer, Chief Financial Officer
and Principal Accounting Officer

Dated: March 23, 2023	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 23, 2023	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 23, 2023	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 23, 2023	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 23, 2023	/s/ Ann Kirschner
Ann Kirschner
Director

Dated: March 23, 2023	/s/ Maya Peterson
Maya Peterson
Director

Dated: March 23, 2023	/s/ Stephen Sadove
Stephen Sadove
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes and the schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2023 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Component Parts Inventory

As described in Notes 1 and 7 to the consolidated financial statements, inventory is valued at the lower of cost or net realizable value. The Company performs reviews of its on-hand inventory, including component parts, to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. As of January 31, 2023, the Company’s component parts inventory balance was $28.8 million. As disclosed by management, the Company retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches. The adjustment to reduce the value of component parts below their cost to their net realizable value is based on the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service.

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

March 23, 2023

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$251,584	$277,128
Trade receivables, net	94,282	91,558
Inventories	186,203	160,283
Other current assets	24,212	16,974
Income taxes receivable	10,908	7,941
Total current assets	567,189	553,884
Property, plant and equipment, net	18,699	19,470
Operating lease right-of-use assets	80,897	68,599
Deferred and non-current income taxes	44,490	42,596
Other intangibles, net	9,642	13,507
Other non-current assets	66,788	63,104
Total assets	$787,705	$761,160
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,085	$46,011
Accrued liabilities	46,720	48,522
Accrued payroll and benefits	17,343	25,117
Current operating lease liabilities	17,681	13,693
Income taxes payable	28,591	18,123
Total current liabilities	142,420	151,466
Deferred and non-current income taxes payable	15,163	19,614
Non-current operating lease liabilities	70,910	62,730
Other non-current liabilities	48,668	50,264
Total liabilities	277,161	284,074
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	—	2,311
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,806,511 and 28,633,025 shares issued and outstanding, respectively	288	286
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,524,805 shares issued and outstanding	65	65
Capital in excess of par value	230,782	222,615
Retained earnings	476,752	413,587
Accumulated other comprehensive income	81,295	85,295
Treasury Stock, 13,194,339 and 12,266,978 shares, respectively, at cost	(281,576)	(249,040)
Total Movado Group, Inc. shareholders' equity	507,606	472,808
Noncontrolling interest	2,938	1,967
Total equity	510,544	474,775
Total liabilities, redeemable noncontrolling interest and equity	$787,705	$761,160

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2023	2022	2021
Net sales	$751,898	$732,393	$506,397
Cost of sales	318,003	313,328	235,898
Gross profit	433,895	419,065	270,499
Selling, general and administrative	313,541	301,574	256,707
Impairment of goodwill and intangible assets (Note 6)	—	—	155,919
Total operating expenses	313,541	301,574	412,626
Operating income/(loss)	120,354	117,491	(142,127)
Non-operating income/(expense):
Other income (Note 19)	2,069	530	387
Gain on sale of a non-operating asset	—	—	1,317
Interest expense	(518)	(688)	(1,959)
Income/(loss) before income taxes	121,905	117,333	(142,382)
Provision/(benefit) for income taxes (Note 14)	24,882	24,774	(31,188)
Net income/(loss)	97,023	92,559	(111,194)
Less: Net income attributable to noncontrolling interest	2,495	960	324
Net income/(loss) attributable to Movado Group, Inc.	$94,528	$91,599	$(111,518)

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,504	23,190	23,239
Net income/(loss) per share attributable to Movado Group, Inc.	$4.20	$3.95	$(4.80)
Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,955	23,679	23,239
Net income/(loss) per share attributable to Movado Group, Inc.	$4.12	$3.87	$(4.80)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
Net income/(loss)	$97,023	$92,559	$(111,194)
Other comprehensive (loss)/income:
Net unrealized gain on investments, net of tax provision of $4, $16 and $0, respectively	10	48	—
Amortization of prior service cost, net of tax provision of $14, $16 and $6, respectively	56	57	23
Net actuarial (loss)/gain arising during period, net of tax (benefit)/provision of ($536), $249 and ($98), respectively	(1,981)	897	(354)
Foreign currency translation adjustments	(1,720)	(8,441)	7,821
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision of $342, $38 and $0	1,730	194	—
Amounts reclassified from accumulated other comprehensive income to operating income, net of tax benefit of ($414), $0 and $0	(2,095)	—	—
Total other comprehensive (loss)/income, net of taxes	(4,000)	(7,245)	7,490
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	2,495	960	324
Foreign currency translation adjustments	(115)	(420)	474
Total comprehensive income attributable to noncontrolling interests	2,380	540	798
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$90,643	$84,774	$(104,502)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net income/(loss)	$97,023	$92,559	$(111,194)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	—	155,919
Non-cash corporate initiatives	—	(926)	3,722
Gain on sale of a non-operating asset	—	—	(1,317)
Depreciation and amortization	10,809	12,463	14,112
Transactional gains	(18)	(808)	(836)
Provision for inventories and accounts receivable	4,091	4,795	3,786
Deferred income taxes	(712)	(208)	(18,292)
Stock-based compensation	5,726	4,952	5,089
Other	453	561	126
Changes in assets and liabilities:
Trade receivables	(3,445)	(18,550)	2,424
Inventories	(28,899)	(15,436)	21,596
Other current assets	(6,427)	2,054	2,261
Income taxes receivable	6,797	17,089	(21,037)
Accounts payable	(13,740)	18,269	(7,811)
Accrued liabilities	(1,127)	1,368	4,480
Accrued payroll and benefits	(7,705)	7,263	11,344
Income taxes payable	(4,104)	1,430	2,142
Other non-current assets	(4,561)	3,258	1,323
Other non-current liabilities	180	681	573
Net cash provided by operating activities	54,341	130,814	68,410
Cash flows from investing activities:
Capital expenditures	(7,085)	(5,656)	(3,018)
Long-term investments	(3,263)	(1,967)	—
Proceeds from sale of a non-operating asset	—	—	1,317
Trademarks and other intangibles	(202)	(291)	(164)
Net cash used in investing activities	(10,550)	(7,914)	(1,865)
Cash flows from financing activities:
Repayments of bank borrowings	—	(21,140)	(64,465)
Proceeds from bank borrowings	—	—	30,879
Dividends paid	(31,363)	(21,973)	—
Stock repurchase	(31,413)	(22,599)	—
Purchase of incremental ownership of joint venture	(1,886)	—	—
Distribution of noncontrolling interest earnings	(1,056)	(1,230)	—
Contributions from noncontrolling interest	—	298	—
Stock awards and options exercised and other changes	489	324	(497)
Debt issuance cost	(85)	(294)	(300)
Net cash used in financing activities	(65,314)	(66,614)	(34,383)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,014)	(2,993)	5,823
Net (decrease)/increase in cash, cash equivalents and restricted cash	(25,537)	53,293	37,985
Cash, cash equivalents and restricted cash at beginning of year	277,716	224,423	186,438
Cash, cash equivalents and restricted cash at end of year	$252,179	$277,716	$224,423
Non-cash financing activities:
Dividends declared but not paid	$-	$-	$2,320
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$251,584	$277,128	$223,811
Restricted cash included in other non-current assets	595	588	612
Cash, cash equivalents, and restricted cash	$252,179	$277,716	$224,423

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, January 31, 2020	$—	$279	$65	$208,473	$455,479	$85,050	$(222,809)	$707	$527,244	$3,165
Net (loss)/income attributable to Movado Group, Inc.					(111,518)			1,191	(110,327)	(867)
Dividends ($0.10 per share) (4)					(2,320)				(2,320)
Stock options exercised		2		(2)			(497)		(497)
Supplemental executive retirement plan				141					141
Stock-based compensation expense (5)				5,431					5,431
Amortization of prior service cost, net of tax provision of $6						23			23
Net actuarial loss during period, net of tax benefit of ($98)						(354)			(354)
Foreign currency translation adjustment (3)						7,821		172	7,993	302
Balance, January 31, 2021	—	281	65	214,043	341,641	92,540	(223,306)	2,070	427,334	2,600
Net income/(loss) attributable to Movado Group, Inc.					91,599			1,023	92,622	(63)
Dividends ($0.85 per share)					(19,653)				(19,653)
Distribution of noncontrolling interest earnings								(1,230)	(1,230)
Joint venture purchase								298	298
Stock options exercised		5		3,454			(3,135)		324
Stock repurchase							(22,599)		(22,599)
Supplemental executive retirement plan				166					166
Stock-based compensation expense				4,952					4,952
Net unrealized gain on investments, net of tax provision of $16						48			48
Net change in effective portion of hedging contracts, net of tax provision of $38						194			194
Amortization of prior service cost, net of tax provision of $16						57			57
Net actuarial gain during period, net of tax provision of $249						897			897
Foreign currency translation adjustment (3)						(8,441)		(194)	(8,635)	(226)
Balance, January 31, 2022	—	286	65	222,615	413,587	85,295	(249,040)	1,967	474,775	2,311
Net income attributable to Movado Group, Inc.					94,528			2,042	96,570	453
Dividends ($1.40 per share)					(31,363)				(31,363)
Distribution of noncontrolling interest earnings								(1,056)	(1,056)
Stock options exercised		2		1,610			(1,123)		489
Stock repurchase							(31,413)		(31,413)
Supplemental executive retirement plan				123					123
Stock-based compensation expense				5,726					5,726
Net unrealized gain on investments, net of tax provision of $4						10			10
Net change in effective portion of hedging contracts, net of tax benefit of ($72)						(365)			(365)
Amortization of prior service cost, net of tax provision of $14						56			56
Net actuarial loss during period, net of tax benefit of ($536)						(1,981)			(1,981)
Joint venture incremental share purchase				708		70			778	(2,664)
Foreign currency translation adjustment (3)						(1,790)		(15)	(1,805)	(100)
Balance, January 31, 2023	$—	$288	$65	$230,782	$476,752	$81,295	$(281,576)	$2,938	$510,544	$—

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

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands across most price categories of the watch industry. In fiscal 2023, the Company marketed the following distinct brands of watches: Movado, Concord, Ebel, Olivia Burton, MVMT, Coach, Tommy Hilfiger, Hugo Boss, Lacoste and Calvin Klein. The Company's collaboration with Scuderia Ferrari ended on June 30, 2022, although the Company had the right to sell remaining inventory through December 31, 2022. The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

Movado (with the exception of certain Movado collections), Ebel and Concord watches, as well as a limited number of Calvin Klein watch styles, are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Tommy Hilfiger and most Calvin Klein watches are manufactured by independent contractors in Asia. The Company’s jewelry and other accessories are manufactured by independent contractors in Asia and, to a lesser extent, the United States.

In addition to its sales to trade customers and independent distributors, the Company sells directly to consumers via its e-commerce platforms and also operates 51 retail outlet locations throughout the United States and four in Canada, through which it sells current and discontinued models and factory seconds of all of the Company’s watch brands.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are based on management’s best estimates and judgment. On an on-going basis, the Company evaluates its estimates and judgement. These estimates include accounting for sales discounts, returns, markdowns, allowance for expected credit losses, allowances and incentives, warranties, income taxes, depreciation, amortization, inventory write-downs, stock-based compensation, pensions, contingencies and impairments of long-lived assets. Actual results could differ from those estimates.

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

Trade Receivables

Trade receivables as shown on the consolidated balance sheets are net of various allowances. The Company utilizes a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss rate for its trade accounts receivables. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable.

Included in Trade receivables are amounts due from trade customers including department stores, jewelry store chains, independent jewelers, third-party e-commerce retailers and payment processors used by the Company's owned e-commerce websites. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of reserves for expected credit losses, returns and allowances of $24.3 million and $26.4 million at January 31, 2023 and 2022, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $5.7 million and $5.6 million at January 31, 2023 and 2022, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores and third-party e-commerce retailers. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2023, except for those accounts provided for in allowance for expected credit losses, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

No single customer accounted for more than 10% of net sales during any of the years in the three-year period ended January 31, 2023. No single customer accounted for more than 10% of the Company’s account receivable balance at January 31, 2023 or 2022.

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

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment periodically and whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. The Company determined that there was no impairment in fiscal 2023.

During the fourth quarter of fiscal 2023, the Company concluded that a triggering event occurred resulting in a need to perform a quantitative interim impairment assessment over the Company's Olivia Burton and MVMT long-lived assets and concluded that the assets were recoverable.

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter of fiscal 2021, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit. See Note 6 for further discussion.

Noncontrolling Interest

Redeemable noncontrolling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases and decreases in the redemption amount are recorded with corresponding adjustments against the Capital in excess of par value and are reflected in the computation of earnings per share using the two-class method. Any gain or loss upon the repurchase of one of these joint ventures' remaining interests is reflected in Capital in excess of par value. See Note 4 - Joint Ventures for a further discussion.

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

The Company performs an impairment review of its long-lived assets at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. Other than as it relates to intangibles, as discussed in Note 6, no impairment charge was recorded in fiscal 2023 or in fiscal 2022.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in such companies. The Company will regularly evaluate the carrying value of its investments. There were no adjustments to the original cost value during fiscal 2023. The amounts are recorded in Other non-current assets in the Consolidated Balance Sheet at January 31, 2023 and 2022.

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

Revenue Recognition

Wholesale revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration. The Company has determined that transfer of control passes to the wholesale customer upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Control passes to outlet store customers at the time of sale and to substantially all e-commerce customers upon shipment. Prior to January 1, 2021, the requirement for recognizing revenue for e-commerce was met upon delivery to the customer. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether significant risks and rewards for the goods belong with the customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

Marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include salaries, various forms of media advertising, digital advertising (including social media), customer acquisition costs and co-operative advertising with customers and distributors and other point of sale marketing and promotional spending.

Selling expenses consist primarily of salaries, sales commissions, salesforce travel and related expenses, credit card fees, depreciation and amortization, expenses associated with the Company's customer conferences and industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll and related expenses and store occupancy costs.

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

Warranty Costs

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods generally ranging from two to three years from the date of purchase. When changes in warranty costs are experienced, the Company will adjust the warranty liability as required. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company’s expectations and the provisions established. If such costs were to substantially exceed estimates, they could have an adverse effect on the Company's operating results.

The warranty liability, included in accrued liabilities in the consolidated balance sheets, and activity for the fiscal years ended January 31, 2023, 2022 and 2021 was as follows (in thousands):

	2023	2022	2021
Balance, beginning of year	$2,114	$2,411	$2,634
Provision charged to operations	1,794	1,885	1,760
Settlements made	(2,026)	(2,182)	(1,983)
Balance, end of year	$1,882	$2,114	$2,411

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, customer acquisition costs, production costs, costs of point of sale materials and displays and internal payroll related costs. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2023, 2022 and 2021 was $126.2 million, $119.1 million and $85.5 million, respectively.

Included in other non-current assets in the consolidated balance sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials. Prepaid advertising accounted for $6.1 million and $3.3 million in other non-current assets at January 31, 2023 and 2022, respectively.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $1.7 million, $1.9 million and $1.6 million for fiscal years 2023, 2022 and 2021, respectively. The costs related to shipping and handling were $14.6 million, $13.0 million and $10.0 million for fiscal years 2023, 2022 and 2021, respectively. The amounts charged and incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

		Fiscal Years Ended January 31,
	2023	2022	2021
Weighted average common shares outstanding:
Basic	22,504	23,190	23,239
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	451	489	—
Diluted	22,955	23,679	23,239

For the fiscal years ended January 31, 2023, 2022 and 2021, approximately 296,000, 237,000 and 904,000 respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the fiscal year ended January 31, 2021, the Company also had approximately 110,000 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

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

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) attributable to the Movado Group, Inc. and other gains and losses that are not included in net income (loss), but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and net unrealized gains and losses, net of tax, on derivatives designated as cash flow hedges, the Company's defined benefit plan and available for sale securities.

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to affect how the Company and its customers and suppliers operate their businesses to varying degrees. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world have adversely affected sales of our products and our supply chain.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance", which aims to increase the transparency of government assistance and grants. The ASU requires additional annual disclosures pertaining to the types of received government assistance, accounting for the transactions and the related impacts on the reported financial results. This standard is effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of this standard did not have a material impact on the Consolidated Financial Statements or related disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance would be applicable to any of the Company’s borrowing instruments that use LIBOR as a reference rate, and was effective immediately, through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date (Topic 848)". This guidance deferred the sunset date to December 31, 2024. The Company adopted this standard and it did not have a material impact on the Consolidated Financial Statements or related disclosures. The Company will continue to monitor new contracts that could potentially be eligible for contract modification relief through December 31, 2024.

NOTE 4 – JOINT VENTURES

Spain

From December 2018 through January 31, 2023, the Company owned 51% of the entity that distributes its products in Spain pursuant to a joint venture with a third party. The results of the joint venture have been included in the consolidated financial statements since the date of acquisition. Effective January 31, 2023, the Company acquired the remaining 49% interest by exercising a call option under the joint venture agreement. The Company paid an estimated purchase price of approximately $1.9 million for the remaining 49% interest subject to final closing adjustments which are not expected to be material.

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

NOTE 5 – RESTRUCTURING PROVISION

On June 29, 2020, the Company committed to a Restructuring Plan as part of the Company’s corporate initiatives to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Restructuring Plan was substantially completed during the second quarter of fiscal 2021, although cash severance was paid over a period of time with the final $0.2 million having been paid in fiscal 2023. At January 31, 2023, the balance in the provision associated with the Restructuring Plan and the corporate initiatives is zero.

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the twelve months ended January 31, 2022 (in thousands):

	Balance January 31, 2021	Recovery	Non-Cash Use	Cash Payments	Balance January 31, 2022
Restructuring Plan:
Severance and Employee Related (1)	$2,378	$(133)	$(343)	$(1,722)	$180
Other	51	(5)	(36)	(10)	—
Other Corporate Initiatives:
Severance and Employee Related	—	—	—	—	—
Inventory (2)	407	—	(300)	—	107
Accounts receivable (3)	926	(926)	—	—	—
Other	19	—	—	(19)	—
Total	$3,781	$(1,064)	$(679)	$(1,751)	$287

A summary rollforward of the provision related to the Company's corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the twelve months ended January 31, 2021 (in thousands):

	Balance January 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance January 31, 2021
Restructuring Plan:
Severance and Employee Related	$—	$7,331	$—	$(4,953)	$2,378
Other	—	975	(315)	(609)	51
Other Corporate Initiatives:
Severance and Employee Related	—	923	—	(923)	—
Inventory	—	691	(284)	—	407
Accounts receivable	—	926	—	—	926
Other	—	1,783	(1,517)	(247)	19
Total	$—	$12,629	$(2,116)	$(6,732)	$3,781

The following amounts are included in the Consolidated Balance Sheet at January 31, 2022:

(1)
$0.2 million included in Accrued payroll and benefits.
(2)
Reserve included in Inventories.
(3)
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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

As previously disclosed, the Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.

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

As a result of its recoverability tests, the Company concluded that the carrying amounts of the long-lived assets of Olivia Burton and the Company Stores were recoverable and that the fair values of MVMT’s tradenames and customer relationships did not exceed their carrying values. As a result, the Company recorded impairment charges in the Watch and Accessory Brands segment totaling $22.2 million in the first quarter of fiscal 2021, decreasing MVMT’s trade name to $2.4 million and MVMT’s customer relationships to zero.

After adjusting the carrying value of MVMT’s intangible assets, the Company completed an interim quantitative impairment test of goodwill as of April 30, 2020, in which the Company compared the fair value of the Watch and Accessory Brands reporting unit to its respective carrying value. The excess of the Watch and Accessory Brands unit’s carrying value over the estimate of the fair value was recorded in the Watch and Accessory Brands segment in the first quarter of 2021, totaling $133.7 million which resulted in zero goodwill remaining.

During the fourth quarter of fiscal 2023, the Company concluded that a triggering event occurred resulting in a need to perform a quantitative interim impairment assessment over the Olivia Burton and MVMT long-lived assets and concluded that the assets were recoverable. There were no triggering events during fiscal 2022.

The changes in the carrying amount of other intangible assets during the fiscal years ended January 31, 2023, 2022 and 2021 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	6	10
Balance at January 31, 2020	$31,075	$10,154	$1,130	$42,359
Impairment	(18,595)	(3,570)	—	(22,165)
Additions	—	—	164	164
Amortization	(1,888)	(1,656)	(295)	(3,839)
Foreign exchange impact	268	240	54	562
Balance at January 31, 2021	10,860	5,168	1,053	17,081
Additions	—	—	291	291
Amortization	(1,633)	(1,685)	(258)	(3,576)
Foreign exchange impact	(127)	(134)	(28)	(289)
Balance at January 31, 2022	9,100	3,349	1,058	13,507
Additions	—	—	202	202
Amortization	(1,487)	(1,503)	(250)	(3,240)
Foreign exchange impact	(710)	(118)	1	(827)
Balance at January 31, 2023	$6,903	$1,728	$1,011	$9,642

(1)
Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending January 31,	(in thousands)
2024	$2,607
2025	1,848
2026	1,806
2027	1,797
2028	1,061
Thereafter	523
Total estimated future amortization expense	$9,642

NOTE 7 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2023	2022
Finished goods	$154,700	$128,119
Component parts	28,805	29,759
Work-in-process	2,698	2,405
	$186,203	$160,283

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows (in thousands):

	As of January 31,
	2023	2022	Estimated Useful Lives
Land and buildings	$1,313	$1,288	40 years for buildings
Furniture and equipment	58,026	57,405	4 to 10 years
Computer software	31,328	33,006	5 to 10 years
Leasehold improvements	40,332	38,831	Lesser of lease term or useful life
Design fees and tooling costs	1,439	2,044	3 years
	132,438	132,574
Less: Accumulated depreciation and amortization	(113,739)	(113,104)
Property, plant and equipment, net	$18,699	$19,470

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2023, 2022 and 2021 was $7.4 million, $8.6 million and $10.0 million, respectively, which includes computer software amortization expense for fiscal 2023, 2022 and 2021 of $1.5 million, $1.6 million and $2.1 million, respectively.

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

As of January 31, 2023, and January 31, 2022, there were no amounts in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2023 and January 31, 2022. At January 31, 2023, the letters of credit have expiration dates through May 31, 2023. As of January 31, 2023, and January 31, 2022, availability under the Facility was $99.7 million for both periods.

The Company had weighted average borrowings under the Facility of zero and $4.8 million during fiscal 2023 and 2022, respectively, with a weighted average interest rate of 2.8% during fiscal 2022.

Borrowings under the Credit Agreement bear interest at rates generally based on either the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York or a specified base rate, as selected periodically by the Company. The SOFR-based loans bear interest at SOFR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of January 31, 2023, the Company’s spreads were 1.00% over SOFR and 0.00% over the base rate. As of January 31, 2022, the Company’s spreads were 1.00% over LIBOR and 0.00% over the base rate.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of January 31, 2023, and 2022, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $7.0 million, respectively. As of January 31, 2023, and 2022, there were no borrowings against these lines. As of January 31, 2023, and 2022, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million for both periods, in various foreign currencies, of which $0.6 million for both periods was a restricted deposit as it relates to lease agreements.

During fiscal 2022, the Company incurred and capitalized $0.4 million of fees related to an amendment done in fiscal 2022. In addition, during fiscal 2021, the Company incurred and capitalized $0.3 million of fees related to the amendment. These fees, along with the unamortized fees of $1.0 million paid related to an amendment done in fiscal 2019 and the base Credit Agreement, are being amortized on a straight-line basis over 60 months, the revised term of the facility and are included in other non-current assets on the consolidated balance sheets.

Cash paid for interest, including unused commitment fees, during fiscal 2023, 2022 and 2021 was $0.3 million, $0.4 million and $1.7 million, respectively.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of January 31, 2023, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 3.0 million Euros equivalent with various expiry dates ranging through February 24, 2023. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of January 31, 2023, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 14.7 million Chinese Yuan equivalent, 30.0 million Swiss Francs equivalent, 15.7 million US dollars equivalent, 19.8 million Euros equivalent and 0.6 million British Pounds equivalent with various expiry dates ranging through June 1, 2023. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the consolidated balance sheets as of January 31, 2023 and 2022 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 31, 2023 Fair Value	January 31, 2022 Fair Value	Balance Sheet Location	January 31, 2023 Fair Value	January 31, 2022 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$154	Accrued Liabilities	$192	$30
Total Derivative Instruments		$—	$154		$192	$30

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 31, 2023 Fair Value	January 31, 2022 Fair Value	Balance Sheet Location	January 31, 2023 Fair Value	January 31, 2022 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	1,146	$43	Accrued Liabilities	$—	$140
Total Derivative Instruments		$1,146	$43		$—	$140

As of January 31, 2023 and 2022, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive (loss) income were ($0.2) million and $0.2 million, respectively. For the fiscal years ended January 31, 2023 and 2022, the Company reclassified $2.1 million and zero, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded in fiscal year 2023.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2023 and 2022 (in thousands):

		Fair Value at January 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$263	$—	$—	$263
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	738	—	—	738
SERP assets - employee	Other non-current assets	44,442	—	—	44,442
Defined benefit plan assets (1)	Other non-current liabilities	—	—	27,965	27,965
Hedge derivatives	Other current assets	—	1,146	—	1,146
Total		$45,599	$1,146	$27,965	$74,710
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,442	$—	$—	$44,442
Hedge derivatives	Accrued liabilities	—	192	—	192
Total		$44,442	$192	$—	$44,634

		Fair Value at January 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$249	$—	$—	$249
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	772	—	—	772
SERP assets - employee	Other non-current assets	47,261	—	—	47,261
Defined benefit plan assets (1)	Other non-current assets	—	—	29,096	29,096
Hedge derivatives	Other current assets	—	197	—	197
Total		$48,446	$197	$29,096	$77,739
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,261	$—	$—	$47,261
Hedge derivatives	Accrued liabilities	—	170	—	$170
Total		$47,261	$170	$—	$47,431

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

The Company sponsors a defined pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities and other non-current assets in the consolidated balance sheets at January 31, 2023 and January 31, 2022, respectively.

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

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2023 and 2022, the Company invested approximately $3.3 million and $2.0 million, respectively, in venture capital funds (see Note 12 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company has evaluated and will regularly evaluate the carrying value of its investments. There were no adjustments to the original cost value during fiscal 2023 or fiscal 2022. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at January 31, 2023 and January 31, 2022.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements:

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors, and also includes service agreements. The Company sources, distributes, advertises and sells watches and jewelry pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2023, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements, which includes service agreements was $278.0 million, payable in the next nine years.

Purchase Obligations:

The Company had outstanding purchase obligations of $62.9 million with suppliers at the end of fiscal 2023 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Tax:

The Company had previously recorded an obligation of $28.2 million due to the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and imposed a one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. The obligation is payable in installments over eight years, with the first payment having been made in the second quarter of fiscal 2019. At January 31, 2023, the Company had an outstanding obligation of $17.0 million.

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

Acquisition Related:

The acquisition of MVMT Watches, Inc in October 2018 included two future contingent earnout payments based on the MVMT brand achieving certain revenue and EBITDA (as defined in the acquisition agreement) targets that combined could have totaled up to $100 million. In connection therewith, the Company had recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. $14.5 million was allocated to purchase price and $2.0 million to deferred compensation expense based on future employee service requirements. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020. The earn-out period ended on January 31, 2023 with no earnout being payable.

Investments:

From time to time, the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $2.0 million of these commitments in fiscal 2022 and an additional $3.3 million during fiscal 2023 and may be called upon to satisfy capital calls in respect of the remaining $16.2 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

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

In addition to the above matters, as of January 31, 2023, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Year Ended January 31, 2023	For the Year Ended January 31, 2022	For the Year Ended January 31, 2021
Operating lease expense	SG&A	$19,810	$18,856	$18,533
Short-term lease cost	SG&A	550	412	601
Variable lease cost	SG&A	10,653	10,839	9,051
Total operating lease expense		$31,013	$30,107	$28,185
Finance lease cost:
Amortization of right-of-use assets	SG&A	$46	$117	$117
Interest on lease liabilities	Interest expense	$-	$4	$9

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 31, 2023	January 31, 2022
Assets
Operating	Operating lease right-of-use assets	$80,897	$68,599
Finance	Other non-current assets	$3	$49

Liabilities
Current:
Operating	Current operating lease liabilities	$17,681	$13,693
Finance	Accrued liabilities	$-	$49
Noncurrent:
Operating	Non-current operating lease liabilities	$70,910	$62,730
Finance	Other non-current liabilities	$-	$-

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	January 31, 2023	January 31, 2022	January 31, 2021
Weighted-average remaining lease term - in years
Operating leases	6.0	6.2	6.5
Finance leases	—	0.4	1.4
Weighted-average discount rate:
Operating leases	3.48%	3.90%	3.78%
Finance leases	N/A	3.86%	3.86%

Future minimum lease payments by year as of January 31, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases
2023	$20,405
2024	17,966
2025	14,551
2026	13,713
2027	10,103
Thereafter	21,472
Total lease payments	$98,210
Less: Interest	(9,619)
Total lease obligations	$88,591

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31, 2023	Year Ended January 31, 2022	Year Ended January 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,485	$19,130	$19,080
Operating cash flows from finance leases	—	4	9
Financing cash flows from finance leases	49	121	116
Leased assets obtained in exchange for new operating lease liabilities	29,006	8,519	2,940

As of January 31, 2023, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 14 - INCOME TAXES

Income/(loss) before provision/(benefit) for income taxes for the fiscal year ended January 31, 2023, 2022 and 2021 on a legal entity basis consists of the following (in thousands):

	2023	2022	2021
U.S. income/(loss) before taxes	$25,214	$39,920	$(121,302)
Non-U.S. income/(loss) before taxes	96,691	77,413	(21,080)
Income/(loss) before income taxes	$121,905	$117,333	$(142,382)

Cash paid for income taxes during fiscal 2023, 2022 and 2021 was $29.0 million, $25.3 million and $6.1 million respectively.

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2023, 2022 and 2021 consists of the following components (in thousands):

	2023	2022	2021
Current:
U.S. Federal	$5,408	$9,249	$(21,657)
U.S. State and Local	2,099	1,179	(703)
Non-U.S.	18,087	14,555	9,464
	25,594	24,983	(12,896)
Deferred:
U.S. Federal	99	(2,145)	(11,139)
U.S. State and Local	151	2,000	(6,321)
Non-U.S.	(962)	(64)	(832)
	(712)	(209)	(18,292)
Provision/(benefit) for income taxes	$24,882	$24,774	$(31,188)

Significant components of the Company’s deferred income tax assets and liabilities for the fiscal years ended January 31, 2023 and 2022 are as follows (in thousands):

	2023 Deferred Taxes		2022 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$6,370	$—	$9,479	$—
Inventory	1,925	—	—	377
Unprocessed returns	1,379	—	1,178	—
Receivables allowances	695	—	765	—
Deferred compensation	16,672	—	15,764	—
Depreciation/amortization	15,358	—	16,545	—
Other provisions/accruals	1,696	—	2,087	—
Deferred occupancy costs	17,199	15,228	16,024	14,072
Miscellaneous	774	—	722	—
	62,068	15,228	62,564	14,449
Valuation allowance	(4,041)	—	(7,022)	—
Total deferred tax assets and liabilities	$58,027	$15,228	$55,542	$14,449

As of January 31, 2023, the Company had U.S. state and foreign net operating loss carryforwards of $0.7 million and $5.6 million, respectively, with expiration dates ranging from 1-10 years and, with respect to some foreign jurisdictions, an indefinite carryforward period. Of the foreign net operating losses, $3.2 million is related to China, $1.3 million is related to Germany and the remaining is related to other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has foreign valuation allowances of $4.0 million, which are primarily related to net operating loss carryforwards.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The Company elected to account for the tax on Global Intangible Low-Taxed Income ("GILTI") as a period cost and therefore has not recorded deferred taxes related to GILTI.

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2023, 2022 and 2021 differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31, (1)
	2023	2022	2021
Provision/(benefit) for income taxes at the U.S. statutory rate	$25,600	$24,640	$(29,900)
Lower effective non-U.S. income tax rate	(2,143)	(1,366)	(74)
State and local taxes, net of federal benefit	1,777	2,511	(5,549)
Change in valuation allowance	(1,671)	727	1,035
Impairment of goodwill and intangible assets	—	—	11,694
Impact of CARES Act	—	(1,532)	(10,231)
Compensation and benefits	545	1,130	976
Other permanent differences	(217)	(132)	173
Other, net	991	(1,204)	688
Total provision/(benefit) for income taxes	$24,882	$24,774	$(31,188)

[1] Prior periods have been reclassified to conform to the current year presentation.

The effective tax rate for fiscal 2023 was 20.4% and differed from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and the release of certain foreign valuation allowances, partially offset by U.S. state and local taxes, net of the federal benefit. The effective tax rate for fiscal 2022 was 21.1% and differed from the U.S. statutory tax rate of 21.0% primarily due to U.S. state and local taxes, net of the federal benefit, partially offset by the CARES Act NOL Carryback Provision and related tax effects and foreign profits being taxed in lower taxing jurisdictions. The CARES Act NOL Carryback Provision was part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which was passed in 2020, and allowed U.S. net operating losses generated in fiscal 2019, 2020 and 2021 to be carried back up to five years to prior taxable years with a statutory tax rate of 35.0% and to offset 100% of regular taxable income in such years.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”), which implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. This legislation did not have a material impact on the Company’s Consolidated Financial Statements.

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2019, with few exceptions.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Beginning balance	$876	$901	$826
Tax positions taken in the current year	—	159	204
Tax positions taken in prior years	205	—	(26)
Lapse of statute of limitations	(168)	(166)	(119)
Settlements	(331)	—	—
Non-U.S. currency exchange fluctuations	(13)	(18)	16
Ending balance	$569	$876	$901

Included in the balances at January 31, 2023, January 31, 2022 and January 31, 2021 are $0.5 million, $0.8 million and $0.8 million, of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. As of January 31, 2023, January 31, 2022 and January 31, 2021, the Company had $0.2 million, $0.3 million and $0.4 million, respectively, of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. Interest (net of tax benefit) and penalties accrued in fiscal years 2023, 2022 and 2021 were immaterial. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months.

At January 31, 2023, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $246.6 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

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

During the fiscal year ended January 31, 2023, the Company repurchased a total of 898,956 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $31.4 million, or an average of $34.94 per share. During the fiscal year ended January 31, 2022, the Company repurchased a total of 686,559 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $22.6 million, or an average of $32.92 per share. There were no shares repurchased under the November 23, 2021 share repurchase program during the fiscal year ended January 31, 2022. During the fiscal year ended January 31, 2021, the Company did not repurchase shares of its common stock under the repurchase program.

At January 31, 2023, zero remains available for purchase under the Company's March 25, 2021 repurchase program and $21.0 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 28,405, 87,828 and 49,283 shares of common stock repurchased during the fiscal years ended January 31, 2023, 2022 and 2021, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards and options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at January 31, 2023, 2022 and 2021, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	2023	2022	2021
Foreign currency translation adjustments	$83,005	$84,725	$93,166
Available-for-sale securities	182	172	124
Hedging contracts	(171)	194	—
Unrecognized prior service cost related to defined benefit pension plan	(231)	(287)	(344)
Net actuarial (loss)/gain related to defined benefit pension plan	(1,490)	491	(406)
Total accumulated other comprehensive income	$81,295	$85,295	$92,540

Amounts reclassified from accumulated other comprehensive income to operating income (loss) in the Consolidated Statements of Operations during fiscal 2023, 2022 and 2021 were $2.1 million, zero and zero, respectively.

NOTE 17 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

	Fiscal Year Ended January 31, 2023	Fiscal Year Ended January 31, 2022	Fiscal Year Ended January 31, 2021
Customer Type
Wholesale	$570,554	$541,383	$369,031
Direct to consumer	177,713	187,171	134,952
After-sales service	3,631	3,839	2,414
Net Sales	$751,898	$732,393	$506,397

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the fiscal years ended January 31, 2023, January 31, 2022 and January 31, 2021.

	Fiscal Year Ended January 31, 2023	Fiscal Year Ended January 31, 2022	Fiscal Year Ended January 31, 2021
Expected volatility	51.66%	51.61%	50.66%
Expected life in years	6.0	6.0	6.0
Risk-free interest rates	2.57%	0.89%	0.39%
Dividend rate	3.00%	2.90%	4.07%
Weighted average fair value per option at date of grant	$14.81	$10.23	$4.86

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2023, 2022 and 2021 was $2.3 million, $1.5 million and $0.3 million, respectively. As of January 31, 2023, there was $2.9 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.6 years. Total cash consideration received for stock option exercises during the fiscal years ended January 31, 2023, 2022 and 2021 was $1.6 million, $3.5 million and zero, respectively. During fiscal 2022 there were 31,731 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $1.4 million. In addition, during the fiscal year ended January 31, 2022, $5.1 million of shares were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options. The shortfall tax expense on these exercises for fiscal 2023 was approximately $43,000.

The following table summarizes the Company’s stock option plan as of January 31, 2023 and changes during each of the fiscal years in the three-year period ended January 31, 2023:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2020 (399,905 options exercisable)	561,110	$28.41
Granted	550,000	$15.25
Exercised	—	—
Forfeited	—	—
Options outstanding at January 31, 2021 (561,110 options exercisable)	1,111,110	$21.90
Granted	201,875	$27.62
Exercised (a)	(330,151)	$26.01
Forfeited	—	—
Options outstanding at January 31, 2022 (242,959 options exercisable)	982,834	$21.69	$12.42-$42.12	7.5	$15,441
Granted	170,493	$38.04	$38.04
Exercised	(59,858)	$26.94	$23.35-$30.36
Forfeited	(8,440)	$38.04	$38.04
Options outstanding at January 31, 2023	1,085,029	$23.84	$12.42-$42.12	7.1	$13,367
Exercisable at January 31, 2023	183,101	$32.47		2.4	$967
Expected to vest at January 31, 2023	876,721	$21.83		8.0	$12,258

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

The table below presents information related to stock option activity for the years ended January 31, 2023, 2022 and 2021:

	Fiscal Year Ended January 31,
	2023	2022	2021
	(in thousands)
Total fair value of stock options exercised	$680	$3,652	$-
Total fair value of stock options vested	$-	$64	$1,475

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2023 and changes during fiscal 2023 are presented below:

	Shares	Weight Average Grant Date Fair Value

Non-vested stock options:
Non-vested at January 31, 2022	739,875	$6.32
Granted	170,493	$14.81
Vested	-	$-
Forfeited	(8,440)	$14.81
Non-vested at January 31, 2023	901,928	$7.84

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For fiscal years 2023, 2022 and 2021, compensation expense for stock awards was $3.4 million, $3.5 million and $5.1 million ($0.4 is included in the Restructuring Plan of the corporate initiatives), respectively. As of January 31, 2023, there was $3.8 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.7 years.

Transactions for stock awards under the Plan since fiscal 2020 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
Units outstanding at January 31, 2020	490,239	$33.50
Units granted	171,229	$13.30
Units vested	(212,070)	$26.05
Units forfeited	(33,404)	$31.20
Units outstanding at January 31, 2021	415,994	$29.17
Units granted	129,497	$27.82
Units vested	(234,961)	$31.75
Units forfeited	(14,247)	$32.21
Units outstanding at January 31, 2022	296,283	$26.39
Units granted	128,254	$37.89
Units vested	(112,584)	$31.88
Units forfeited	(17,805)	$34.12
Units outstanding at January 31, 2023	294,148	$28.84	1.7	$10,401

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares issued related to the performance-based stock awards historically awarded by the Company have typically varied from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during fiscal 2023, 2022 and 2021 was $3.6 million, $7.5 million and $5.5 million, respectively. There were 28,405, 56,097 and 49,283 shares of common stock of the Company tendered by the employees for the payment of the employee’s withholding tax obligation totaling $1.1 million, $1.7 million and $0.5 million during the fiscal years ended January 31, 2023, 2022 and 2021, respectively. Unvested stock award units had a total fair value of $8.5 million, $7.8 million and $12.1 million, for fiscal 2023, 2022 and 2021, respectively. The windfall tax benefit realized on the vested stock awards for fiscal 2023 was $0.2 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 19 – PENSION AND RETIREMENT SAVINGS PLAN

Defined Contribution Plans

401(k) Savings Plan

All employees in the United States are eligible to participate in the Company’s Employee Savings and Investment Plan (“401(k) Plan”), a tax-qualified defined contribution retirement savings plan. The Company matches 50% of each 1% contributed by the employee up to a maximum of 6% of pay (totaling a company maximum match of 3%), subject to the contribution limits imposed by the Internal Revenue Code. Employees vest in the Company match after three years of service. In fiscal 2023, 2022 and 2021, the Company contributed $1.2 million, $1.1 million and $0.3 million, respectively, in cash to the 401(k) Plan. The decrease in fiscal 2021 was due to the Company’s temporary suspension in the Company match from April 2020 to the end of fiscal 2021 in response to the COVID-19 pandemic. The Company match resumed in the first quarter of fiscal 2022.

Other Defined Contribution Plans

The Company sponsors defined contribution benefit plans for its employees located in Asia, the United Kingdom and Mexico. Company contributions and expenses of administering the plans were $1.2 million, $0.8 million and $0.6 million in fiscal 2023, 2022 and 2021, respectively.

The Company maintains a defined contribution Deferred Compensation Plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years. Twenty percent of the Company’s matching contribution is in the form of rights to the Company’s common stock. During fiscal 2023, 2022 and 2021, the Company recorded expenses related to the SERP of $0.6 million, $0.6 million and $0.9 million ($0.5 million is included in the Restructuring Plan of the corporate initiatives), respectively. The Company temporarily suspended the matching contribution from April 2020 to the end of fiscal 2021 in response to the COVID-19 pandemic. The Company SERP matches resumed in the first quarter of 2022.

Defined Benefit Plan

The Company sponsors a defined benefit plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis.

The components of the net periodic pension costs for the fiscal years ended January 31, 2023, 2022 and 2021 are as follows:

(Amounts in thousands)	2023	2022	2021
Service cost	$1,138	$1,131	$1,274
Interest cost	57	-	-
Expected return on assets	(439)	(395)	(372)
Actuarial gain recognized due to partial settlement	(105)	-	(43)
Amortization of prior service costs	71	74	73
Net Periodic Pension Cost	$722	$810	$932

The other components of the net periodic pension costs, including interest cost, expected return on assets, actuarial gain recognized due to partial settlement and the amortization of the prior service costs, are all included in other income in fiscal 2023, fiscal 2022 and fiscal 2021 in the consolidated statement of operations.

During fiscal 2023 and 2021, the settlements, including lump sum payments, exceeded the sum of the current service cost and interest cost components. Because only a portion of the benefit obligation is settled, the Company recognized in fiscal 2023 and 2021 a pro rata portion of the unamortized net gain in the net periodic pension cost as a reduction of other components of the net periodic pension cost.

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in the fiscal year ended January 31, 2024 is $0.1 million.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets are shown below (based on a January 31 measurement date):

(Amounts in thousands)	2023	2022
Change in benefit obligation:
Pension benefit obligation at beginning of period	$28,302	$26,583
Service cost	1,138	1,131
Interest cost	57	-
Benefits deposited	20	515
Employee contributions	802	760
Actuarial (gains)/losses	(1,566)	397
Foreign currency exchange rate impact	356	(1,084)
Pension benefit obligation at end of year	29,109	28,302
Change in plan assets:
Fair value of plan assets at beginning of period	$29,096	$25,837
Company contributions	1,205	1,142
Benefits deposited	20	515
Actual (loss)/return on plan assets	(3,446)	1,914
Employee contributions	802	760
Foreign currency exchange rate impact	288	(1,072)
Fair value of plan assets at end of year	27,965	29,096
Funded status - consolidated	$(1,144)	$794
Amounts recognized in the consolidated balance sheets consist of:
Other non-current assets	$-	$794
Other non-current liabilities	(1,144)	-
Amounts recognized in accumulated other comprehensive income/(loss):
Prior service cost	288	358
Net actuarial loss/(gain)	1,899	(618)
Tax effect	(467)	55
Net amount recognized, after tax	$1,720	$(205)
Accumulated benefit obligation	$28,997	$28,142

Investment Policy:

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plan and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for each investment category currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with current and anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.

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

The weighted‑average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (January 31) were as follows:

	2023	2022	2021
Discount rate	1.90%	0.20%	0.00%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	2.50%	1.50%	1.50%

The discount rates used are based on high quality AAA- and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time.

The weighted‑average assumptions that were used to determine the Company’s net periodic pension cost were as follows:

	2023	2022	2021
Discount rate	0.20%	0.00%	0.00%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	1.50%	1.50%	1.50%

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at January 31, 2023 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during the fiscal year ending January 31, 2024. Payments from the pension plan are made from the plan assets.

Fiscal Year ending January 31,	(in thousands)
2024	$679
2025	403
2026	364
2027	519
2028	276
2029-2033	3,534

During fiscal 2024, the Company expects to contribute $1.2 million to its Swiss defined benefit plan.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 32.8%, 10.3%, 7.8% and 4.7%, respectively, of the Company’s total net sales for fiscal 2023. For fiscal 2022, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 33.9%, 7.8%, 6.5% and 4.5%, respectively, of the Company’s total net sales. For fiscal 2021, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 37.4%, 7.3%, 6.6% and 6.3%, respectively, of the Company’s total net sales. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales
	2023	2022	2021
Watch and Accessory Brands:
Owned brands category	$230,277	$249,940	$178,173
Licensed brands category	399,556	368,354	262,367
After-sales service and all other	10,506	7,929	6,822
Total Watch and Accessory Brands	640,339	626,223	447,362
Company Stores	111,559	106,170	59,035
Consolidated total	$751,898	$732,393	$506,397

	Operating Income/(Loss) (1) (2) (3) (4)
	2023	2022	2021
Watch and Accessory Brands	$95,037	$85,619	$(152,662)
Company Stores	25,317	31,872	10,535
Consolidated total	$120,354	$117,491	$(142,127)

	Total Assets		Capital Expenditure
	2023	2022	2023	2022	2021
Watch and Accessory Brands	$722,267	$701,986	$4,323	$2,956	$2,909
Company Stores	65,438	59,174	2,762	2,700	109
Consolidated total	$787,705	$761,160	$7,085	$5,656	$3,018

	Depreciation and Amortization
	2023	2022	2021
Watch and Accessory Brands	$8,233	$9,810	$11,462
Company Stores	2,576	2,653	2,650
Consolidated total	$10,809	$12,463	$14,112

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (5)			Operating Income/(Loss) (1) (2) (3) (4) (6) (7)
	2023	2022	2021	2023	2022	2021
United States	$333,913	$346,092	$214,818	$21,178	$40,476	$(128,430)
International	417,985	386,301	291,579	99,176	77,015	(13,697)
Consolidated total	$751,898	$732,393	$506,397	$120,354	$117,491	$(142,127)

	Total Assets		Property, Plant and Equipment, Net
	2023	2022	2023	2022
United States	$425,209	$352,806	$13,422	$13,246
International	362,496	408,354	5,277	6,224
Consolidated total	$787,705	$761,160	$18,699	$19,470

(1)
Fiscal 2021 operating loss in the United States locations of the Watch and Accessory Brands segment included a charge of $99.7 million related to the impairment of goodwill and intangible assets associated with the MVMT brand. Fiscal 2021 operating loss in the International locations of the Watch and Accessory Brands segment included a charge of $56.2 million related to the impairment of goodwill associated with the Olivia Burton brand and City Time Joint Venture.
(2)
Fiscal 2022 operating income in the United States locations and the International locations of the Watch and Accessory Brands segment included income of $0.1 million and $1.0 million, respectively, related to a reversal in certain corporate initiatives charges due to a change in estimate that the Company established in fiscal 2021 in response to the impact on its business due to the COVID-19 pandemic primarily due to a collection of a previously reserved receivable. Fiscal 2021 operating loss in the United States locations and the International locations of the Watch and Accessory Brands segment included a charge of $8.0 million and $4.6 million, respectively, related to the corporate initiatives that the Company established in response to the impact on its business due to the COVID-19 pandemic.

(3)
Fiscal 2023, 2022 and 2021 operating income/(loss) in the United States locations of the Watch and Accessory Brands segment included $0.3 million, $0.4 million and $1.6 million, respectively, of expenses primarily related to the amortization of intangible assets, deferred compensation and certain accounting adjustments associated with the MVMT brand.
(4)
Fiscal 2023, 2022 and 2021 operating (loss)/income in the International locations of the Watch and Accessory Brands segment included $2.6 million, $2.9 million and $2.7 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.
(5)
The United States and International net sales are net of intercompany sales of $350.5 million, $358.9 million and $236.9 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
(6)
The United States operating income/(loss) included $37.0 million, $38.7 million and $29.1 million of unallocated corporate expenses for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
(7)
The International operating income/(loss) included $81.0 million, $80.5 million and $63.0 million of certain intercompany profits related to the Company’s supply chain operations for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net provision/(benefit) charged to operations		Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2023:
Allowance for expected credit losses	$5,831	$1,000		$(8)	$(1,846)	$4,977
Returns	13,715	30,418		(59)	(30,987)	13,087
Other sales allowances	9,105	15,258		(76)	(15,793)	8,494
Deferred tax asset valuation allowance	7,021	(2,193)		(328)	(459)	4,041
Total	$35,672	$44,483		$(471)	$(49,085)	$30,599
Year ended January 31, 2022:
Allowance for expected credit losses	$7,042	$(98)	(1)	$(161)	$(952)	$5,831
Returns	13,901	31,105		(223)	(31,068)	13,715
Other sales allowances	8,154	10,798		(169)	(9,678)	9,105
Deferred tax asset valuation allowance	7,007	1,001		(158)	(829)	7,021
Total	$36,104	$42,806		$(711)	$(42,527)	$35,672
Year ended January 31, 2021:
Allowance for expected credit losses	$5,643	$1,331		$316	$(248)	$7,042
Returns	13,280	31,892		325	(31,596)	13,901
Other sales allowances	8,801	6,189		251	(7,087)	8,154
Deferred tax asset valuation allowance	5,481	1,644		538	(656)	7,007
Total	$33,205	$41,056		$1,430	$(39,587)	$36,104

(1) Includes a $0.9 million reversal due to the Company collecting fully on a customer account previously reserved as part of the corporate initiatives.

S-1