Form 10-Q
period 2023-04-30
MOVADO GROUP INC
filed 2023-05-25
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 22, 2023 were 15,617,654 and 6,524,805 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$198,257	$251,584	$225,256
Trade receivables, net	94,037	94,282	92,744
Inventories	195,235	186,203	180,003
Other current assets	25,804	24,212	23,558
Income taxes receivable	12,057	10,908	3,421
Total current assets	525,390	567,189	524,982
Property, plant and equipment, net	19,075	18,699	18,434
Operating lease right-of-use assets	76,194	80,897	79,717
Deferred and non-current income taxes	45,049	44,490	42,854
Other intangibles, net	8,996	9,642	11,990
Other non-current assets	66,792	66,788	62,007
Total assets	$741,496	$787,705	$739,984
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,443	$32,085	$44,140
Accrued liabilities	48,858	46,720	54,698
Accrued payroll and benefits	7,597	17,343	7,822
Current operating lease liabilities	17,558	17,681	16,588
Income taxes payable	17,557	28,591	15,141
Total current liabilities	116,013	142,420	138,389
Deferred and non-current income taxes payable	14,540	15,163	19,385
Non-current operating lease liabilities	66,743	70,910	70,440
Other non-current liabilities	49,287	48,668	47,301
Total liabilities	246,583	277,161	275,515
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	—	—	2,251
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,824,156, 28,806,511 and 28,771,219 shares issued and outstanding, respectively	288	288	287
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,524,805 shares issued and outstanding	65	65	65
Capital in excess of par value	232,419	230,782	224,708
Retained earnings	455,979	476,752	424,160
Accumulated other comprehensive income	85,177	81,295	75,032
Treasury Stock, 13,208,339, 13,194,339 and 12,673,763 shares, respectively, at cost	(281,957)	(281,576)	(264,602)
Total Movado Group, Inc. shareholders' equity	491,971	507,606	459,650
Noncontrolling interest	2,942	2,938	2,568
Total equity	494,913	510,544	462,218
Total liabilities, redeemable noncontrolling interest and equity	$741,496	$787,705	$739,984

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2023	2022
Net sales	$144,905	$163,424
Cost of sales	62,902	66,739
Gross profit	82,003	96,685
Selling, general and administrative	71,104	71,391
Operating income	10,899	25,294
Non-operating income/(expense):
Other income, net	1,025	83
Interest expense	(113)	(112)
Income before income taxes	11,811	25,265
Provision for income taxes (Note 9)	2,534	6,011
Net income	9,277	19,254
Less: Net income attributable to noncontrolling interests	149	741
Net income attributable to Movado Group, Inc.	$9,128	$18,513

Basic income per share:
Weighted basic average shares outstanding	22,226	22,840
Net income per share attributable to Movado Group, Inc.	$0.41	$0.81

Diluted income per share:
Weighted diluted average shares outstanding	22,672	23,397
Net income per share attributable to Movado Group, Inc.	$0.40	$0.79

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2023	2022
Net income	$9,277	$19,254
Other comprehensive income/(loss):
Net unrealized (loss) on investments, net of tax benefit of ($11) and ($2), respectively	(32)	(5)
Amortization of prior service cost, net of tax provision of $4 and $4, respectively	15	14
Foreign currency translation adjustments	4,002	(11,500)
Cash flow hedges:
Accumulated other comprehensive (loss)/income before reclassification, net of tax (benefit)/provision of ($64) and $271	(323)	1,367
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax provision/(benefit) of $44 and ($28)	220	(139)
Total other comprehensive income/(loss), net of taxes	3,882	(10,263)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	149	741
Foreign currency translation adjustments	(145)	(200)
Total comprehensive income attributable to noncontrolling interests	$4	$541
Total comprehensive income attributable to Movado Group, Inc.	$13,155	$8,450

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income	$9,277	$19,254
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,557	2,932
Transactional gains	(114)	(340)
Provision for inventories and accounts receivable	904	661
Deferred income taxes	(1,029)	(491)
Stock-based compensation	1,597	1,343
Other	559	66
Changes in assets and liabilities:
Trade receivables	415	(3,512)
Inventories	(8,149)	(24,286)
Other current assets	(1,985)	(5,570)
Accounts payable	(7,949)	(689)
Accrued liabilities	3,739	6,103
Accrued payroll and benefits	(9,844)	(17,073)
Income taxes receivable	(1,166)	5,116
Income taxes payable	(11,083)	(3,765)
Other non-current assets	635	(672)
Other non-current liabilities	139	171
Net cash used in operating activities	(21,497)	(20,752)
Cash flows from investing activities:
Capital expenditures	(2,257)	(1,381)
Long-term investments	(600)	(1,850)
Trademarks and other intangibles	(26)	(22)
Net cash used in investing activities	(2,883)	(3,253)
Cash flows from financing activities:
Dividends paid	(29,901)	(7,940)
Stock repurchase	(381)	(14,439)
Stock awards and options exercised and other changes	—	(405)
Other	—	(85)
Net cash used in financing activities	(30,282)	(22,869)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,349	(5,026)
Net decrease in cash, cash equivalents and restricted cash	(53,313)	(51,900)
Cash, cash equivalents, and restricted cash at beginning of year	252,179	277,716
Cash, cash equivalents, and restricted cash at end of period	$198,866	$225,816

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$198,257	$225,256
Restricted cash included in other non-current assets	609	560
Cash, cash equivalents, and restricted cash	$198,866	$225,816

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited Consolidated Financial Statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Annual Report on Form 10-K”). The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2023 is derived from the audited annual financial statements, which are included in the Company’s 2023 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on the Consolidated Financial Statements or related disclosures.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Weighted average common shares outstanding:
Basic	22,226	22,840
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	446	557
Diluted	22,672	23,397

For the three months ended April 30, 2023 and 2022, approximately 345,000 and 170,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On March 23, 2023, the Company declared a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, both payable on April 19, 2023, to shareholders of record on April 5, 2023. The total dividends of $29.9 million were paid on April 19, 2023. The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022.

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2023	January 31, 2023	April 30, 2022
Finished goods	$158,206	$154,700	$146,655
Component parts	34,174	28,805	30,896
Work-in-process	2,855	2,698	2,452
	$195,235	$186,203	$180,003

NOTE 5 – DEBT AND LINES OF CREDIT

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

As of April 30, 2023, and April 30, 2022, there were no amounts in loans outstanding under the Facility for either period. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2023 and April 30, 2022. At April 30, 2023, the letters of credit have expiration dates through April 26, 2024. As of April 30, 2023, and April 30, 2022, availability under the Facility was $99.7 million for both periods.

The Company had weighted average borrowings under the Facility of zero during both the three months ended April 30, 2023 and 2022, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of April 30, 2023, and 2022, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.3 million and $6.7 million, respectively. As of April 30, 2023, and 2022, there were no borrowings against these lines. As of April 30, 2023 and 2022, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million and $1.2 million, respectively, in various foreign currencies, of which $0.6 million for both periods was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the three month periods ended April 30, 2023 and April 30, 2022.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of April 30, 2023, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 21.0 million Euros equivalent with various expiry dates ranging through July 27, 2023. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of April 30, 2023, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 24.7 million Chinese Yuan equivalent, 24.0 million Swiss Francs equivalent, 17.1 million US dollars equivalent, 17.4 million Euros equivalent and 2.8 million British Pounds equivalent with various expiry dates ranging through September 14, 2023. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling, general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the consolidated balance sheets as of April 30, 2023, January 31, 2023 and April 30, 2022 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2023 Fair Value	January 31, 2023 Fair Value	April 30, 2022 Fair Value	Balance Sheet Location	April 30, 2023 Fair Value	January 31, 2023 Fair Value	April 30, 2022 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	$1,761	Accrued Liabilities	$351	$192	$—
Total Derivative Instruments		$—	$—	$1,761		$351	$192	$—

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2023 Fair Value	January 31, 2023 Fair Value	April 30, 2022 Fair Value	Balance Sheet Location	April 30, 2023 Fair Value	January 31, 2023 Fair Value	April 30, 2022 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$591	$1,146	$—	Accrued Liabilities	$—	$—	$1,327
Total Derivative Instruments		$591	$1,146	$—		$—	$—	$1,327

As of April 30, 2023, January 31, 2023 and April 30, 2022, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive (loss)/income were ($0.3) million, ($0.2) million and $1.4 million, respectively. For the three months ended April 30, 2023, and April 30, 2022, the Company reclassified ($0.2) million and $0.1 million, respectively, from accumulated other comprehensive (loss)/income to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three months ended April 30, 2023.

See Note 7 - Fair Value Measurements for fair value and presentation in the Consolidated Balance Sheets for derivatives.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2023 and 2022 and January 31, 2023 (in thousands):

		Fair Value at April 30, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$219	$—	$—	$219
Short-term investment	Other current assets	153	—	—	153
SERP assets - employer	Other non-current assets	467	—	—	467
SERP assets - employee	Other non-current assets	45,302	—	—	45,302
Defined benefit plan assets	Other non-current liabilities	—	—	29,508	29,508
Hedge derivatives	Other current assets	—	591	—	591
Total		$46,141	$591	$29,508	$76,240
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,302	$—	$—	$45,302
Hedge derivatives	Accrued liabilities	—	351	—	351
Total		$45,302	$351	$—	$45,653

		Fair Value at January 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$263	$—	$—	$263
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	738	—	—	738
SERP assets - employee	Other non-current assets	44,442	—	—	44,442
Defined benefit plan assets	Other non-current liabilities	—	—	27,965	27,965
Hedge derivatives	Other current assets	—	1,146	—	1,146
Total		$45,599	$1,146	$27,965	$74,710
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,442	$—	$—	$44,442
Hedge derivatives	Accrued liabilities	—	192	—	192
Total		$44,442	$192	$—	$44,634

		Fair Value at April 30, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$242	$—	$—	$242
Short-term investment	Other current assets	162	—	—	162
SERP assets - employer	Other non-current assets	802	—	—	802
SERP assets - employee	Other non-current assets	44,283	—	—	44,283
Defined benefit plan assets	Other non-current assets	—	—	26,174	26,174
Hedge derivatives	Other current assets	—	1,761	—	1,761
Total		$45,489	$1,761	$26,174	$73,424
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,283	$—	$—	$44,283
Hedge derivatives	Accrued liabilities	—	1,327	—	1,327
Total		$44,283	$1,327	$—	$45,610

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives consist of cash flow hedging instruments and forward contracts (see Note 6 for further discussion) and are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates.

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities at April 30, 2023 and January 31, 2023 and other non-current assets in the consolidated balance sheets at April 30, 2022.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2023, the Company invested approximately $5.3 million and during the first quarter of fiscal 2024, the Company invested an additional $0.6 million in venture capital funds (see Note 8 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company has evaluated and will regularly evaluate the carrying value of its investments. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company has fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at April 30, 2023, January 31, 2023 and April 30, 2022.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputed the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would imply $5.1 million in underpaid duties for all imports that entered the United States during the audit period which extended from August 1, 2011 through July 15, 2016, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and has consistently disputed U.S. Customs’ position. Between February 2017 and January 2021, the Company made numerous submissions to U.S. Customs containing supplemental analyses and information in response to U.S. Customs’ information requests. On May 1, 2023, the statute of limitations lapsed with respect to all entries encompassed by the audit period. The Company is analyzing the implications of the lapse.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2023, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 9 – INCOME TAXES

The Company recorded an income tax provision of $2.5 million and $6.0 million for the three months ended April 30, 2023 and 2022, respectively.

The effective tax rate was 21.5% and 23.8% for the three months ended April 30, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to return to provision adjustments and changes in jurisdictional earnings, partially offset by the release of certain foreign valuation allowances in the prior year.

At April 30, 2023, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $261.9 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 10 – EQUITY

The components of equity for the three months ended April 30, 2023 and 2022 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2023	$—	$288	$65	$230,782	$476,752	$81,295	$(281,576)	$2,938	$510,544	$-
Net income attributable to Movado Group, Inc.					9,128			149	9,277
Dividends ($1.35 per share)					(29,901)				(29,901)
Stock options exercised									—
Stock repurchase							(381)		(381)
Supplemental executive retirement plan				40					40
Stock-based compensation expense				1,597					1,597
Net unrealized loss on investments, net of tax benefit of ($11)						(32)			(32)
Net change in effective portion of hedging contracts, net of tax benefit of ($20)						(103)			(103)
Amortization of prior service cost, net of tax provision of $4						15			15
Foreign currency translation adjustment (3)						4,002		(145)	3,857
Balance, April 30, 2023	$—	$288	$65	$232,419	$455,979	$85,177	$(281,957)	$2,942	$494,913	$-

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2022	$—	$286	$65	$222,615	$413,587	$85,295	$(249,040)	$1,967	$474,775	$2,311
Net income attributable to Movado Group, Inc.					18,513			622	19,135	119
Dividends ($0.35 per share)					(7,940)				(7,940)
Stock options exercised		1		717			(1,123)		(405)
Stock repurchase							(14,439)		(14,439)
Supplemental executive retirement plan				33					33
Stock-based compensation expense				1,343					1,343
Net unrealized loss on investments, net of tax benefit of ($2)						(5)			(5)
Net change in effective portion of hedging contracts, net of tax provision of $243						1,228			1,228
Amortization of prior service cost, net of tax provision of $4						14			14
Foreign currency translation adjustment (3)						(11,500)		(21)	(11,521)	(179)
Balance, April 30, 2022	$—	$287	$65	$224,708	$424,160	$75,032	$(264,602)	$2,568	$462,218	$2,251

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

NOTE 11 – TREASURY STOCK

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

During the three months ended April 30, 2023, the Company repurchased a total of 14,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $0.4 million, or an average of $27.24 per share. During the three months ended April 30, 2022, the Company repurchased a total of 378,380 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $14.4 million, or an average of $38.16 per share.

At April 30, 2023, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $20.6 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were zero and 28,405 shares of common stock repurchased during the three months ended April 30, 2023 and 2022, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at April 30, 2023 and 2022, and January 31, 2023, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	April 30, 2023	January 31, 2023	April 30, 2022
Foreign currency translation adjustments	$87,007	$83,005	$73,225
Available-for-sale securities	150	182	167
Hedging contracts	(274)	(171)	1,422
Unrecognized prior service cost related to defined benefit pension plan	(216)	(231)	(273)
Net actuarial (loss)/gain related to defined benefit pension plan	(1,490)	(1,490)	491
Total accumulated other comprehensive income	$85,177	$81,295	$75,032

Amounts reclassified from accumulated other comprehensive (loss)/income to operating income in the Consolidated Statements of Operations during the three months ended April 30, 2023 and April 30, 2022 were ($0.2) million and $0.1 million, respectively.

NOTE 13 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended April 30,
Customer Type	2023	2022
Wholesale	$114,848	$128,617
Direct to consumer	29,169	33,748
After-sales service	888	1,059
Net Sales	$144,905	$163,424

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note 15 – Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, department stores, chain stores, independent jewelry stores and third-party e-commerce retailers. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands segment (see Note 15 – Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, the Company’s owned e-commerce websites and concession stores, and consumer repairs. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Control passes to outlet store customers at the time of sale and to substantially all e-commerce customers upon shipment. Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores Segment based on how the Company makes decisions about the allocation of resources and performance measurement. Revenue derived from outlet stores and related e-commerce is included within the Company Stores Segment. Other Direct to Consumer revenue (i.e., revenue derived from other Company-owned e-commerce websites, concession stores and consumer repairs) is included within the Watch and Accessory Brands segment. (See Note 15 – Segment and Geographic Information).

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the three months ended April 30, 2022. There were no stock options granted during the three months ended April 30, 2023.

Three Months Ended April 30, 2022
Expected volatility	51.66%
Expected life in years	6.0
Risk-free interest rates	2.57%
Dividend rate	3.00%
Weighted average fair value per option at date of grant	$14.81

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended April 30, 2023 and 2022 was $0.6 million and $0.4 million, respectively. As of April 30, 2023, there was $2.4 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.5 years. Total cash consideration received for stock option exercises during the three months ended April 30, 2023 and 2022 was zero and $0.7 million, respectively.

The following table summarizes the Company’s stock options activity during the first quarter of fiscal 2024:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2023 (183,101 options exercisable)	1,085,029	$23.84	$12.42-$42.12	7.1	$13,367
Granted	—	—	—
Exercised	—	—	—
Forfeited	(7,900)	$30.34	$30.34
Options outstanding at April 30, 2023	1,077,129	$23.80	$12.42-$42.12	6.9	$5,679
Exercisable at April 30, 2023	175,201	$32.57		2.3	$81
Expected to vest at April 30, 2023	884,590	$21.88		7.8	$5,576

There were no stock options exercised during the first three months of fiscal 2024.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended April 30, 2023 and 2022, compensation expense for stock awards was $1.0 million and $0.9 million, respectively. As of April 30, 2023, there was $10.2 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the Company’s stock awards activity during the first quarter of fiscal 2024:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2023	294,148	$28.84
Units granted	298,770	$28.61
Units vested	(23,162)	$34.76
Units forfeited	—	—
Units outstanding at April 30, 2023	569,756	$28.48	2.2	$14,597

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units established at grant date, depending on the extent of the achievement of the predetermined financial goals. There were zero and 28,405 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling zero and $1.1 million for the three months ended April 30, 2023 and 2022, respectively. The total fair value of stock award units that vested during the first three months of fiscal 2024 was $0.8 million.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 30.4%, 12.3%, 12.0% and 4.4%, respectively, of the Company’s total net sales for the three months ended April 30, 2023. For the three months ended April 30, 2022, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.0%, 10.1%, 8.4% and 4.5%, respectively, of the Company’s total net sales.

Operating Segment Data as of and for the Three Months Ended April 30, 2023 and 2022 (in thousands):

	Net Sales
	2023	2022
Watch and Accessory Brands:
Owned brands category	$45,132	$53,170
Licensed brands category	80,207	88,840
After-sales service and all other	220	1,358
Total Watch and Accessory Brands	125,559	143,368
Company Stores	19,346	20,056
Consolidated total	$144,905	$163,424

	Operating Income (3)
	2023	2022
Watch and Accessory Brands	$8,829	$21,547
Company Stores	2,070	3,747
Consolidated total	$10,899	$25,294

	Total Assets
	April 30, 2023	January 31, 2023	April 30, 2022
Watch and Accessory Brands	$674,964	$722,267	$670,531
Company Stores	66,532	65,438	69,453
Consolidated total	$741,496	$787,705	$739,984

Geographic Location Data as of and for the Three Months Ended April 30, 2023 and 2022 (in thousands):

	Net Sales		Operating (Loss)/Income (3)
	2023	2022	2023	2022
United States (1)	$59,209	$70,223	$(6,961)	$548
International (2)	85,696	93,201	17,860	24,746
Consolidated total	$144,905	$163,424	$10,899	$25,294

United States and International net sales are net of intercompany sales of $64.6 million and $96.2 million for the three months ended April 30, 2023 and 2022, respectively.

(1)
The United States operating (loss)/income included $11.4 million and $13.5 million of unallocated corporate expenses for the three months ended April 30, 2023 and 2022, respectively.
(2)
The International operating income included $17.3 million and $19.1 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2023 and 2022, respectively.
(3)
For both the three months ended April 30, 2023 and 2022, in the United States locations of the Watch and Accessory Brands segment, operating (loss)/income included a charge of $0.1 million of expenses related to the amortization of intangible assets and deferred compensation associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for both the three months ended April 30, 2023 and 2022, operating income included a charge of $0.6 million and $0.7 million, respectively, of expenses related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	April 30, 2023	January 31, 2023	April 30, 2022
United States	$364,485	$425,209	$314,738
International	377,011	362,496	425,246
Consolidated total	$741,496	$787,705	$739,984

	Property, Plant and Equipment, Net
	April 30, 2023	January 31, 2023	April 30, 2022
United States	$12,982	$13,422	$12,876
International	6,093	5,277	5,558
Consolidated total	$19,075	$18,699	$18,434

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation, elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters and pandemics, including the effect of the COVID-19 pandemic and other diseases on travel and traffic in the Company’s retail stores and the stores of its wholesale customers; supply disruptions, delivery delays and increased shipping costs; the impact of international hostilities, including the Russian invasion of Ukraine, on global markets, economies and consumer spending, on energy and shipping costs and on the Company's supply chain and suppliers; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and success of hedging strategies related thereto.

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s consolidated financial statements and contained in the Company's 2023 Annual Report on Form 10-K and are incorporated by reference herein. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, useful lives of property, plant and equipment, impairments of long-lived assets, stock-based compensation and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2023 Annual Report on Form 10-K and are incorporated by reference herein. As of April 30, 2023, there have been no material changes to any of the Company’s critical accounting policies.

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

Although the COVID-19 pandemic's adverse impact on the Company has significantly diminished in recent quarters, the pandemic may continue to affect the Company’s results of operations for the foreseeable future due to impacts on supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

Russia's invasion of Ukraine

On February 24, 2022, Russia launched a comprehensive invasion of Ukraine. The invasion and the subsequent economic sanctions imposed by some countries have negatively impacted the Company’s revenue to the extent the conflict and the sanctions negatively impacted economic conditions and our ability to sell products to customers in the affected region. In response to the invasion, the Company decided in March 2022 to suspend all sales to Russia and Belarus. Sales and assets in Russia, Belarus and Ukraine for all periods presented are immaterial to the Company’s results of operations, financial condition and cash flows. In addition, the conflict has had broader implications on economies outside the region, such as the global inflationary impact of boycotts of Russian oil and gas by other countries and the blockade of Ukrainian grain exports.

Results of Operations Overview

The following is a discussion of the results of operations for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, along with a discussion of the changes in financial condition during the first three months of fiscal 2024. The Company’s results of operations for the first three months of fiscal 2024 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2024. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the Securities and Exchange Commission on March 23, 2023.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Watch and Accessory Brands:
United States	$40,744	$51,062
International	84,815	92,306
Total Watch and Accessory Brands	125,559	143,368
Company Stores:
United States	18,465	19,161
International	881	895
Total Company Stores	19,346	20,056
Net Sales	$144,905	$163,424

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Watch and Accessory Brands:
Owned brands category	$45,132	$53,170
Licensed brands category	80,207	88,840
After-sales service and all other	220	1,358
Total Watch and Accessory Brands	125,559	143,368
Company Stores	19,346	20,056
Net Sales	$144,905	$163,424

Net Sales

Net sales for the three months ended April 30, 2023 were $144.9 million, representing an $18.5 million or 11.3% decrease from the prior year period. This decrease is attributable to the Watch and Accessory Brands segment and, to a lesser extent, the Company Stores segment. For the three months ended April 30, 2023, fluctuations in foreign currency exchange rates negatively impacted net sales by $1.9 million when compared to the prior year period. On a constant dollar basis net sales decreased by 10.1% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2023 in the Watch and Accessory Brands segment were $125.6 million, below the prior year period by $17.8 million, or 12.4%. The decrease in net sales was primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers in both the United States and International locations, a decrease in online retail and the negative impact of fluctuations in foreign exchange rates, partially offset by the impact of pricing increases.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2023 in the United States locations of the Watch and Accessory Brands segment were $40.8 million, below the prior year period by $10.3 million, or 20.2%, resulting primarily from decreased volumes due to lower demand in the Company's wholesale customers in both the owned and licensed brand categories and a decrease in online retail, partially offset by the impact of pricing increases. The net sales recorded in the owned brands category decreased $7.3 million, or 18.5%, and net sales recorded in the licensed brand category decreased $2.7 million, or 24.5%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2023 in the International locations of the Watch and Accessory Brands segment were $84.8 million, below the prior year by $7.5 million, or 8.1%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $1.9 million when compared to the prior year period. The decrease in net sales was across most brands in both the owned and licensed brand categories primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers, a decrease in online retail and fluctuations in foreign currency exchange rates, partially offset by the impact of pricing increases. The net sales decrease recorded in the owned brands category was $0.8 million, or 5.6%, primarily due to net sales decreases in Europe and the Middle East. The net sales decrease in the licensed brands category was $5.9 million, or 7.6%, primarily due to a net sales decrease in Europe, partially offset by net sales increases across the Middle East and the Americas (excluding the United States).

Company Stores Net Sales

Net sales for the three months ended April 30, 2023 in the Company Stores segment were $19.3 million, $0.7 million or 3.5% below the prior year period. The net sales decrease was primarily due to sales mix in the Company stores, partially offset by new store openings and the growth of the Company's online outlet store at www.movadocompanystore.com. As of April 30, 2023 and 2022, the Company operated 55 and 51 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended April 30, 2023 was $82.0 million or 56.6% of net sales as compared to $96.7 million or 59.2% of net sales in the prior year period. The decrease in gross profit of $14.7 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 260 basis points for the three months ended April 30, 2023 reflected an unfavorable impact of sales mix of approximately 260 basis points, a negative impact of fluctuations in foreign exchange rates of approximately 60 basis points and the decreased leveraging of certain fixed costs as a result of lower sales of approximately 10 basis points, partially offset by decreased shipping costs of approximately 70 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended April 30, 2023 were $71.1 million, representing a decrease from the prior year period of $0.3 million, or 0.4%. The decrease in SG&A expenses was primarily due to the following factors: lower marketing expenses of $1.6 million and a decrease in performance-based compensation of $0.9 million. These decreases in SG&A expenses were partially offset by an increase in payroll related expenses of $2.3 million. For the three months ended April 30, 2023, fluctuations in foreign currency rates related to the foreign subsidiaries favorably impacted SG&A expenses by $0.7 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended April 30, 2023, the Company recorded operating income of $8.8 million in the Watch and Accessory Brands segment which includes $11.4 million of unallocated corporate expenses as well as $17.3 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended April 30, 2022, the Company recorded operating income of $21.5 million in the Watch and Accessory Brands segment which included $13.5 million of unallocated corporate expenses as well as $19.1 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $13.1 million, partially offset by a decrease in SG&A expenses of $0.4 million when compared to the prior year period. The decrease in gross profit was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The decrease in SG&A expenses of $0.4 million was primarily due to the following factors: lower marketing expenses of $1.7 million and a decrease in performance-based compensation of $0.8 million. These decreases in SG&A expenses were partially offset by an increase in payroll related expenses of $2.0 million.

U.S. Watch and Accessory Brands Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2023, the Company recorded an operating loss of $9.0 million which includes unallocated corporate expenses of $11.4 million. For the three months ended April 30, 2022 the Company recorded an operating loss of $3.0 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $13.5 million. The increase in operating loss was the result of lower gross profit of $7.6 million, partially offset by a decrease in SG&A expenses of $1.6 million when compared to the prior year period. The decrease in gross profit of $7.6 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, partially offset by lower shipping costs. The decrease in SG&A expenses of $1.6 million was primarily due to the following factors: lower marketing expenses of $2.2 million and a decrease in performance-based compensation of $0.4 million. These decreases in SG&A expenses were partially offset by an increase in payroll related expenses of $1.6 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2023, the Company recorded operating income of $17.8 million which includes $17.3 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended April 30, 2022 the Company recorded operating income of $24.5 million in the International locations of the Watch and Accessory Brands segment which included $19.1 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $5.4 million combined with higher SG&A expenses of $1.3 million. The decrease in gross profit of $5.4 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $1.3 million was primarily due to the following factors: higher marketing expenses of $0.5 million and an increase in payroll related expenses of $0.4 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $0.3 million.

Company Stores Operating Income

The Company recorded operating income of $2.1 million and $3.7 million in the Company Stores segment for the three months ended April 30, 2023 and 2022, respectively. The decrease in operating income of $1.6 million was primarily related to a decrease in gross profit of $1.6 million, mainly due to a lower gross margin percentage combined with lower net sales, while SG&A expenses remained relatively flat, reflecting a $0.3 million increase in payroll related expenses, offset by a decrease of $0.3 million in professional service fees. As of April 30, 2023, and 2022, the Company Stores segment operated 55 and 51 retail outlet locations, respectively.

Other Non-Operating Income, net

For the three months ended April 30, 2023, the Company recorded other income, net of $1.0 million primarily due to interest income and the non-service components of the Company's Swiss pension plan, partially offset by a $0.5 million impairment related to an equity investment that sold its business and assets in which the Company expects to receive little or no return on its investment.

The Company recorded other income of $0.1 million primarily due to the non-service components of the Company’s Swiss pension plan for the three months ended April 30, 2022.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended April 30, 2023 and 2022, respectively. There were no borrowings under the Company's revolving credit facility during the three months ended April 30, 2023 and 2022.

Income Taxes

The Company recorded an income tax provision of $2.5 million and $6.0 million for the three months ended April 30, 2023 and 2022, respectively.

The effective tax rate was 21.5% and 23.8% for the three months ended April 30, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to return to provision adjustments and changes in jurisdictional earnings, partially offset by the release of certain foreign valuation allowances in the prior year.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $9.1 million and $18.5 million for the three months ended April 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2023 and April 30, 2022, the Company had $198.3 million and $225.3 million, respectively, of cash and cash equivalents. Of this total, $117.9 million and $188.8 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At April 30, 2023 the Company had working capital of $409.4 million as compared to $386.6 million at April 30, 2022. The increase in working capital was primarily the result of a decrease in accounts payable and an increase in inventories and income taxes receivable, partially offset by a decrease in cash. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $21.5 million of cash used in operating activities for the three months ended April 30, 2023 as compared to $20.8 million of cash used in operating activities for the three months ended April 30, 2022. Cash used in operating activities for the three months ended April 30, 2023 included net income of $9.3 million, positively adjusted by $4.5 million related to non-cash items. Cash used in operating activities for the three months ended April 30, 2023 included an $11.1 million decrease in income taxes payable, a decrease in accrued payroll of $9.8 million primarily as a result of payments of performance-based compensation, an $8.1 million increase in investment in inventories primarily due to timing of receipts and a $7.9 million decrease in accounts payable primarily as a result of timing of payments. Cash used in operating activities for the three months ended April 30, 2022 was primarily due to a $24.3 million increase in investment in inventories and a decrease in accrued payroll of $17.1 million as a result of payments of performance-based compensation, partially offset by net income of $19.3 million.

Cash used in investing activities was $2.9 million for the three months ended April 30, 2023 as compared to cash used in investing activities of $3.3 million for the three months ended April 30, 2022. The cash used in the three months ended April 30, 2023 was primarily related to capital expenditures of $2.3 million primarily due to new computer software and leasehold improvements and $0.6 million of long-term investments. Cash used in investing activities for the three months ended April 30, 2022 was primarily due to $1.8 million of long-term investments and $1.4 million of capital expenditures.

Cash used in financing activities was $30.3 million for the three months ended April 30, 2023 as compared to cash used in financing activities of $22.9 million for the three months ended April 30, 2022. The cash used in the three months ended April 30, 2023 included $29.9 million in dividends paid, which included a special cash dividend of $1.00 per share, and $0.4 million in stock repurchased in the open market. Cash used in financing activities for the three months ended April 30, 2022 included $14.4 million in stock repurchased in the open market and $7.9 million in dividends paid.

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

As of April 30, 2023, and April 30, 2022, there were no amounts in loans outstanding under the Facility for either period. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2023 and April 30, 2022. At April 30, 2023, the letters of credit have expiration dates through April 26, 2024. As of April 30, 2023, and April 30, 2022, availability under the Facility was $99.7 million for both periods. For additional information regarding the Facility, see Note 5 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three months ended April 30, 2023 and 2022, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of April 30, 2023, and 2022, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.3 million and $6.7 million, respectively. As of April 30, 2023, and 2022, there were no borrowings against these lines. As of April 30, 2023 and 2022, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million and $1.2 million, respectively, in various foreign currencies, of which $0.6 million for both periods was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the three-month periods ended April 30, 2023 and April 30, 2022, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $5.3 million of these commitments through fiscal 2023 and an additional $0.6 million during the first quarter of fiscal 2024 and may be called upon to satisfy capital calls in respect of the remaining $15.6 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024.

On March 23, 2023, the Company declared a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, both paid on April 19, 2023, to shareholders of record on April 5, 2023. The total dividends of $29.9 million were paid on April 19, 2023. The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2023, the Company repurchased a total of 14,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $0.4 million, or an average of $27.24 per share. At April 30, 2023, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $20.6 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the three months ended April 30, 2022, the Company repurchased a total of 378,380 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $14.4 million, or an average of $38.16 per share.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Accounting Changes and Recent Accounting Pronouncements

See Note 2- Recent Accounting Pronouncements to the accompanying unaudited Consolidated Financial Statements for a description of recent accounting pronouncements which may impact the Company’s Consolidated Financial Statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 6 – Derivative Financial Instruments to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Franc and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of April 30, 2023, the Company’s entire net forward contracts hedging portfolio consisted of 24.7 million Chinese Yuan equivalent, 24.0 million Swiss Francs equivalent, 17.1 million U.S. dollars equivalent, 38.4 million Euros equivalent (including 21.0 million Euros designated as cash flow hedges) and 2.8 million British Pounds equivalent with various expiry dates ranging through September 14, 2023, compared to a portfolio of 9.4 million Chinese Yuan equivalent, 36.0 million Swiss Francs equivalent, 21.9 million U.S. dollars equivalent, 53.2 million Euros equivalent (including 38.0 million Euros designated as cash flow hedges) and 1.0 million British Pounds equivalent with various expiry dates ranging through October 20, 2022, as of April 30, 2022. If the Company were to settle its Swiss Franc forward contracts at April 30, 2023, the result would be a $0.6 million gain. If the Company were to settle its Euro forward contracts at April 30, 2023, the result would be a $0.4 million loss. As of April 30, 2023, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2023 and 2022; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at April 30, 2023 and 2022 was zero for both periods. During the three months ended April 30, 2023, the Company had no borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputed the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would imply $5.1 million in underpaid duties for all imports that entered the United States during the audit period which extended from August 1, 2011 through July 15, 2016, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and has consistently disputed U.S. Customs’ position. Between February 2017 and January 2021, the Company made numerous submissions to U.S. Customs containing supplemental analyses and information in response to U.S. Customs’ information requests. On May 1, 2023, the statute of limitations lapsed with respect to all entries encompassed by the audit period. The Company is analyzing the implications of the lapse.

In addition to the above matters, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations, or cash flows.

Item 1A. Risk Factors

As of April 30, 2023, there have been no material changes to any of the risk factors previously reported in the Company’s 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock from time to time through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2023, the Company repurchased a total of 14,000 shares of its common stock at a total cost of $0.4 million, or an average of $27.24 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. There were no shares repurchased during the three months ended April 30, 2023 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2023 – February 28, 2023	—	$—	—	$20,988,241
March 1, 2023 – March 31, 2023	3,000	28.87	3,000	20,901,617
April 1, 2023 – April 30, 2023	11,000	26.80	11,000	20,606,818
Total	14,000	$27.24	14,000	$20,606,818

Item 6. Exhibits

10.1	Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, effective March 27, 2023.*

10.2	Form of Performance Share Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, effective March 27, 2023.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

* Constitutes a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: May 25, 2023	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)