Form 10-Q
period 2023-07-31
MOVADO GROUP INC
filed 2023-08-24
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 21, 2023 were 15,663,073 and 6,483,116 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$218,909	$251,584	$203,109
Trade receivables, net	95,821	94,282	100,697
Inventories	181,448	186,203	215,038
Other current assets	25,206	24,212	21,588
Income taxes receivable	12,988	10,908	9,691
Total current assets	534,372	567,189	550,123
Property, plant and equipment, net	19,740	18,699	17,956
Operating lease right-of-use assets	71,358	80,897	76,818
Deferred and non-current income taxes	45,004	44,490	44,480
Other intangibles, net	8,432	9,642	10,946
Other non-current assets	70,791	66,788	65,813
Total assets	$749,697	$787,705	$766,136
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,435	$32,085	$51,981
Accrued liabilities	47,135	46,720	58,475
Accrued payroll and benefits	10,976	17,343	11,383
Current operating lease liabilities	17,069	17,681	16,904
Income taxes payable	18,078	28,591	20,875
Total current liabilities	121,693	142,420	159,618
Deferred and non-current income taxes payable	8,321	15,163	15,788
Non-current operating lease liabilities	63,565	70,910	67,241
Other non-current liabilities	52,220	48,668	47,633
Total liabilities	245,799	277,161	290,280
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	—	—	2,305
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,876,211, 28,806,511 and 28,771,219 shares issued and outstanding, respectively	289	288	287
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,483,116, 6,524,805 and 6,524,805 shares issued and outstanding, respectively	64	65	65
Capital in excess of par value	234,443	230,782	226,156
Retained earnings	456,279	476,752	440,306
Accumulated other comprehensive income	91,810	81,295	75,724
Treasury Stock, 13,213,877, 13,194,339 and 12,881,965 shares, respectively, at cost	(282,101)	(281,576)	(271,702)
Total Movado Group, Inc. shareholders' equity	500,784	507,606	470,836
Noncontrolling interest	3,114	2,938	2,715
Total equity	503,898	510,544	473,551
Total liabilities, redeemable noncontrolling interest and equity	$749,697	$787,705	$766,136

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net sales	$160,390	$182,804	$305,295	$346,228
Cost of sales	71,104	75,877	134,006	142,616
Gross profit	89,286	106,927	171,289	203,612
Selling, general and administrative	79,638	76,270	150,742	147,661
Operating income	9,648	30,657	20,547	55,951
Non-operating income/(expense):
Other income, net	1,537	199	2,562	282
Interest expense	(113)	(101)	(226)	(213)
Income before income taxes	11,072	30,755	22,883	56,020
Provision for income taxes (Note 9)	2,885	6,418	5,419	12,429
Net income	8,187	24,337	17,464	43,591
Less: Net income attributable to noncontrolling interests	138	334	287	1,075
Net income attributable to Movado Group, Inc.	$8,049	$24,003	$17,177	$42,516

Basic income per share:
Weighted basic average shares outstanding	22,231	22,558	22,229	22,697
Net income per share attributable to Movado Group, Inc.	$0.36	$1.06	$0.77	$1.87

Diluted income per share:
Weighted diluted average shares outstanding	22,616	22,966	22,642	23,176
Net income per share attributable to Movado Group, Inc.	$0.36	$1.05	$0.76	$1.83

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net income	$8,187	$24,337	$17,464	$43,591
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $1, ($3), ($10) and ($5), respectively	3	(9)	(29)	(14)
Amortization of prior service cost, net of tax provision of $4, $4, $8 and $8, respectively	15	14	30	28
Foreign currency translation adjustments	6,320	969	10,322	(10,531)
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision/(benefit) of $59, $122, ($5) and $393, respectively	299	622	(24)	1,989
Amounts reclassified from accumulated other comprehensive (loss)/income, net of tax (benefit)/provision of ($1), ($178), $43 and ($206), respectively	(4)	(904)	216	(1,043)
Total other comprehensive income/(loss), net of taxes	6,633	692	10,515	(9,571)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	138	334	287	1,075
Foreign currency translation adjustments	34	(133)	(111)	(333)
Total comprehensive income attributable to noncontrolling interests	$172	$201	$176	$742
Total comprehensive income attributable to Movado Group, Inc.	$14,648	$24,828	$27,803	$33,278

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income	$17,464	$43,591
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,039	5,635
Transactional losses	849	41
Provision for inventories and accounts receivable	1,916	1,684
Deferred income taxes	(1,564)	(1,269)
Stock-based compensation	3,579	2,761
Other	647	129
Changes in assets and liabilities:
Trade receivables	(827)	(12,274)
Inventories	6,935	(59,444)
Other current assets	(700)	(3,580)
Accounts payable	(2,995)	6,920
Accrued liabilities	2,206	11,266
Accrued payroll and benefits	(6,529)	(13,716)
Income taxes receivable	(5,981)	7,123
Income taxes payable	(12,108)	(10,661)
Other non-current assets	1,003	(3,932)
Other non-current liabilities	292	334
Net cash provided by/(used in) operating activities	9,226	(25,392)
Cash flows from investing activities:
Capital expenditures	(4,620)	(2,987)
Long-term investments	(1,407)	(2,283)
Trademarks and other intangibles	(54)	(57)
Net cash used in investing activities	(6,081)	(5,327)
Cash flows from financing activities:
Dividends paid	(37,650)	(15,797)
Stock repurchase	(433)	(21,539)
Stock awards and options exercised and other changes	(92)	(405)
Other	—	(85)
Net cash used in financing activities	(38,175)	(37,826)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,131	(5,489)
Net decrease in cash, cash equivalents and restricted cash	(31,899)	(74,034)
Cash, cash equivalents, and restricted cash at beginning of year	252,179	277,716
Cash, cash equivalents, and restricted cash at end of period	$220,280	$203,682

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$218,909	$203,109
Restricted cash included in other non-current assets	1,371	573
Cash, cash equivalents, and restricted cash	$220,280	$203,682

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Weighted average common shares outstanding:
Basic	22,231	22,558	22,229	22,697
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	385	408	413	479
Diluted	22,616	22,966	22,642	23,176

For the three months ended July 31, 2023 and 2022, approximately 505,000 and 523,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2023 and 2022, approximately 668,000 and 258,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On May 25, 2023, the Company declared a quarterly cash dividend of $0.35 per share payable on June 21, 2023, to shareholders of record on June 7, 2023. The total dividend of $7.7 million was paid on June 21, 2023. On March 23, 2023, the Company declared a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, both payable on April 19, 2023, to shareholders of record on April 5, 2023. The total dividends of $29.9 million were paid on April 19, 2023. The Company paid cash dividends of $0.35 per share, or $7.9 million, during both the three months ended April 30, 2022 and July 31, 2022, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2023	January 31, 2023	July 31, 2022
Finished goods	$147,003	$154,700	$180,102
Component parts	30,653	28,805	33,092
Work-in-process	3,792	2,698	1,844
	$181,448	$186,203	$215,038

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

As of both July 31, 2023, and July 31, 2022, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2023 and July 31, 2022. At July 31, 2023, the letters of credit have expiration dates through May 31, 2024. As of both July 31, 2023, and July 31, 2022, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three and six months ended July 31, 2023 and 2022, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of July 31, 2023, and 2022, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.5 million and $6.8 million, respectively. As of July 31, 2023, and 2022, there were no borrowings against these lines. As of July 31, 2023 and 2022, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $2.0 million and $1.2 million, respectively, in various foreign currencies, of which $1.4 million ($0.5 million was refunded in August) and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the six-month periods ended July 31, 2023 and July 31, 2022.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of July 31, 2023, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 14.0 million Euros equivalent with various expiry dates ranging through October 13, 2023. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of July 31, 2023, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 17.3 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 20.7 million U.S. dollars equivalent, 15.8 million Euros equivalent and 2.0 million British Pounds equivalent with various expiry dates ranging through December 7, 2023. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the consolidated balance sheets as of July 31, 2023, January 31, 2023 and July 31, 2022 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2023 Fair Value	January 31, 2023 Fair Value	July 31, 2022 Fair Value	Balance Sheet Location	July 31, 2023 Fair Value	January 31, 2023 Fair Value	July 31, 2022 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$50	$—	$1,487	Accrued Liabilities	$101	$192	$—
Total Derivative Instruments		$50	$—	$1,487		$101	$192	$—

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2023 Fair Value	January 31, 2023 Fair Value	July 31, 2022 Fair Value	Balance Sheet Location	July 31, 2023 Fair Value	January 31, 2023 Fair Value	July 31, 2022 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$360	$1,146	$199	Accrued Liabilities	$44	$—	$263
Total Derivative Instruments		$360	$1,146	$199		$44	$—	$263

As of July 31, 2023, January 31, 2023 and July 31, 2022, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income/(loss) were $21,000, ($0.2) million and $1.1 million, respectively. For the three months ended July 31, 2023, and July 31, 2022, the Company reclassified $4,000 and $0.9 million, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. For the six months ended July 31, 2023, and July 31, 2022, the Company reclassified ($0.2) million and $1.0 million, respectively, from accumulated other comprehensive (loss)/income to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three and six months ended July 31, 2023.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2023 and 2022 and January 31, 2023 (in thousands):

		Fair Value at July 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$225	$—	$—	$225
Short-term investment	Other current assets	158	—	—	158
SERP assets - employer	Other non-current assets	554	—	—	554
SERP assets - employee	Other non-current assets	48,046	—	—	48,046
Defined benefit plan assets	Other non-current liabilities	—	—	31,192	31,192
Hedge derivatives	Other current assets	—	410	—	410
Total		$48,983	$410	$31,192	$80,585
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$48,046	$—	$—	$48,046
Hedge derivatives	Accrued liabilities	—	145	—	145
Total		$48,046	$145	$—	$48,191

		Fair Value at January 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$263	$—	$—	$263
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	738	—	—	738
SERP assets - employee	Other non-current assets	44,442	—	—	44,442
Defined benefit plan assets	Other non-current liabilities	—	—	27,965	27,965
Hedge derivatives	Other current assets	—	1,146	—	1,146
Total		$45,599	$1,146	$27,965	$74,710
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,442	$—	$—	$44,442
Hedge derivatives	Accrued liabilities	—	192	—	192
Total		$44,442	$192	$—	$44,634

		Fair Value at July 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$230	$—	$—	$230
Short-term investment	Other current assets	163	—	—	163
SERP assets - employer	Other non-current assets	830	—	—	830
SERP assets - employee	Other non-current assets	44,566	—	—	44,566
Defined benefit plan assets	Other non-current assets	—	—	27,357	27,357
Hedge derivatives	Other current assets	—	1,686	—	1,686
Total		$45,789	$1,686	$27,357	$74,832
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,566	$—	$—	$44,566
Hedge derivatives	Accrued liabilities	$-	$263	$—	$263
Total		$44,566	$263	$—	$44,829

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities at July 31, 2023 and January 31, 2023 and other non-current assets in the consolidated balance sheets at July 31, 2022.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2023, the Company invested approximately $5.3 million and during the first six months of fiscal 2024, the Company invested an additional $1.4 million in venture capital funds. The Company has evaluated and will regularly evaluate the carrying value of its investments. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company has fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024 and is recorded in Other income, net in the Consolidated Statements of Operations. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at July 31, 2023, January 31, 2023 and July 31, 2022.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputed the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would imply $5.1 million in underpaid duties for all imports that entered the United States during the audit period which extended from August 1, 2011 through July 15, 2016, plus possible penalties and interest. Although the Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and has consistently disputed U.S. Customs’ position, the Company established reserves for a portion of the alleged underpayment indicated in the audit report. Between February 2017 and January 2021, the Company made numerous submissions to U.S. Customs containing supplemental analyses and information in response to U.S. Customs’ information requests. On May 1, 2023, the statute of limitations lapsed with respect to all entries encompassed by the audit period. As a result, during the second quarter of fiscal 2024, the Company released the reserves that it had established in respect of those entries.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2023, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 9 – INCOME TAXES

The Company recorded an income tax provision of $2.9 million and $6.4 million for the three months ended July 31, 2023 and 2022, respectively.

The effective tax rate was 26.1% and 20.9% for the three months ended July 31, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI") and the release of certain foreign valuation allowances in the prior year, partially offset by return to provision adjustments recorded in the prior year.

The Company recorded an income tax provision of $5.4 million and $12.4 million for the six months ended July 31, 2023 and 2022, respectively.

The effective tax rate was 23.7% and 22.2% for the six months ended July 31, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the prior year and a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI, partially offset by return to provision adjustments recorded in the prior year.

At July 31, 2023, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $270.2 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 10 – EQUITY

The components of equity for the three and six months ended July 31, 2023 and 2022 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity for the three months ended July 31, 2023 and 2022
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, April 30, 2023	$—	28,824	$288	6,525	$65	$232,419	$455,979	$85,177	$(281,957)	$2,942	$494,913	$-
Net income attributable to Movado Group, Inc.							8,049			138	8,187
Dividends ($0.35 per share)							(7,749)				(7,749)
Stock awards and options exercised		10							(92)		(92)
Stock repurchases									(52)		(52)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan						42					42
Stock-based compensation expense						1,982					1,982
Net unrealized gain on investments, net of tax provision of $1								3			3
Net change in effective portion of hedging contracts, net of tax provision of $58								295			295
Amortization of prior service cost, net of tax provision of $4								15			15
Foreign currency translation adjustment (3)								6,320		34	6,354
Balance, July 31, 2023	$—	28,876	$289	6,483	$64	$234,443	$456,279	$91,810	$(282,101)	$3,114	$503,898	$-

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, April 30, 2022	$—	28,771	$287	6,525	$65	$224,708	$424,160	$75,032	$(264,602)	$2,568	$462,218	$2,251
Net income attributable to Movado Group, Inc.							24,003			191	24,194	143
Dividends ($0.35 per share)							(7,857)				(7,857)
Stock awards and options exercised											-
Stock repurchases									(7,100)		(7,100)
Supplemental executive retirement plan						30					30
Stock-based compensation expense						1,418					1,418
Net unrealized loss on investments, net of tax benefit of ($3)								(9)			(9)
Net change in effective portion of hedging contracts, net of tax benefit of $(56)								(282)			(282)
Amortization of prior service cost, net of tax provision of $4								14			14
Foreign currency translation adjustment (3)								969		(44)	925	(89)
Balance, July 31, 2022	$—	28,771	$287	6,525	$65	$226,156	$440,306	$75,724	$(271,702)	$2,715	$473,551	$2,305

			Movado Group, Inc. Shareholders' Equity for the six months ended July 31, 2023 and 2022
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2023	$—	28,807	$288	6,525	$65	$230,782	$476,752	$81,295	$(281,576)	$2,938	$510,544	$-
Net income attributable to Movado Group, Inc.							17,177			287	17,464
Dividends ($1.70 per share)							(37,650)				(37,650)
Stock awards and options exercised		27							(92)		(92)
Stock repurchases									(433)		(433)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan						82					82
Stock-based compensation expense						3,579					3,579
Net unrealized loss on investments, net of tax benefit of ($10)								(29)			(29)
Net change in effective portion of hedging contracts, net of tax provision of $38								192			192
Amortization of prior service cost, net of tax provision of $8								30			30
Foreign currency translation adjustment (3)								10,322		(111)	10,211
Balance, July 31, 2023	$—	28,876	$289	6,483	$64	$234,443	$456,279	$91,810	$(282,101)	$3,114	$503,898	$-

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2022	$—	28,633	$286	6,525	$65	$222,615	$413,587	$85,295	$(249,040)	$1,967	$474,775	$2,311
Net income attributable to Movado Group, Inc.							42,516			813	43,329	262
Dividends ($0.70 per share)							(15,797)				(15,797)
Stock awards and options exercised		138	1			717			(1,123)		(405)
Stock repurchases									(21,539)		(21,539)
Supplemental executive retirement plan						63					63
Stock-based compensation expense						2,761					2,761
Net unrealized loss on investments, net of tax benefit of ($5)								(14)			(14)
Net change in effective portion of hedging contracts, net of tax provision of $187								946			946
Amortization of prior service cost, net of tax provision of $8								28			28
Foreign currency translation adjustment (3)								(10,531)		(65)	(10,596)	(268)
Balance, July 31, 2022	$—	28,771	$287	6,525	$65	$226,156	$440,306	$75,724	$(271,702)	$2,715	$473,551	$2,305

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

During the six months ended July 31, 2023, the Company repurchased a total of 16,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $0.4 million, or an average of $27.04 per share. During the six months ended July 31, 2022, the Company repurchased a total of 586,582 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $21.5 million, or an average of $36.72 per share.

At July 31, 2023, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $20.6 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 3,538 and 28,405 shares of common stock repurchased during the six months ended July 31, 2023 and 2022, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at July 31, 2023 and 2022, and January 31, 2023, related to each component of accumulated other comprehensive income/(loss) are as follows (in thousands):

	July 31, 2023	January 31, 2023	July 31, 2022
Foreign currency translation adjustments	$93,327	$83,005	$74,194
Available-for-sale securities	153	182	158
Hedging contracts	21	(171)	1,140
Unrecognized prior service cost related to defined benefit pension plan	(201)	(231)	(259)
Net actuarial (loss)/gain related to defined benefit pension plan	(1,490)	(1,490)	491
Total accumulated other comprehensive income	$91,810	$81,295	$75,724

Amounts reclassified from accumulated other comprehensive (loss)/income to operating income in the Consolidated Statements of Operations during the six months ended July 31, 2023 and July 31, 2022 were ($0.2) million and $1.0 million, respectively.

NOTE 13 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
Customer Type	2023	2022	2023	2022
Wholesale	$117,589	$137,346	$232,437	$265,963
Direct to consumer	41,847	44,592	71,016	78,340
After-sales service	954	866	1,842	1,925
Net Sales	$160,390	$182,804	$305,295	$346,228

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

NOTE 14 – STOCK-BASED COMPENSATION

Under the Company’s Stock Incentive Plan, as amended and restated as of June 22, 2023 (the “Plan”), the Compensation and Human Capital Committee of the Board of Directors, which consists of three of the Company’s non-employee directors, has the authority to grant participants incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and stock awards, for up to 12,000,000 shares of common stock.

Stock Options:

Stock options granted to participants under the plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date.

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the six months ended July 31, 2022. There were no stock options granted during the six months ended July 31, 2023.

Six Months Ended July 31, 2022
Expected volatility	51.66%
Expected life in years	6.0
Risk-free interest rates	2.57%
Dividend rate	3.00%
Weighted average fair value per option at date of grant	$14.81

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended July 31, 2023 and 2022 was $0.6 million for both periods. Total compensation expense for stock option grants recognized during the six months ended July 31, 2023 and 2022 was $1.2 million and $1.1 million, respectively. As of July 31, 2023, there was $1.9 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.3 years. Total cash consideration received for stock option exercises during the six months ended July 31, 2023 and 2022 was zero and $0.7 million, respectively.

The following table summarizes the Company’s stock options activity during the first six months of fiscal 2024:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2023 (183,101 options exercisable)	1,085,029	$23.84	$12.42-$42.12	7.1	$13,367
Granted	—	—	—
Exercised	—	—	—
Forfeited	(19,000)	$34.13	$30.34-$42.12
Options outstanding at July 31, 2023	1,066,029	$23.66	$12.42-$42.12	6.7	$7,710
Exercisable at July 31, 2023	385,215	$21.60		4.9	$3,608
Expected to vest at July 31, 2023	669,855	$24.66		7.7	$4,092

There were no stock options exercised during the first six months of fiscal 2024.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended July 31, 2023 and 2022, compensation expense for stock awards was $1.4 million and $0.8 million, respectively. For the six months ended July 31, 2023 and 2022, compensation expense for stock awards was $2.4 million and $1.7 million, respectively. As of July 31, 2023, there was $9.1 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes the Company’s stock awards activity during the first six months of fiscal 2024:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2023	294,148	$28.84
Units granted	300,633	$28.60
Units vested	(30,739)	$32.62
Units forfeited	—	—
Units outstanding at July 31, 2023	564,042	$28.41	2.0	$16,188

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units established at grant date, depending on the extent of the achievement of the predetermined financial goals. There were 3,538 and 28,405 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $0.1 million and $1.1 million for the six months ended July 31, 2023 and 2022, respectively. The total fair value of stock award units that vested during the first six months of fiscal 2024 was $1.0 million.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 29.1%, 13.6%, 8.6% and 4.5%, respectively, of the Company’s total net sales for the three months ended July 31, 2023. For the three months ended July 31, 2022, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 31.2%, 10.6%, 9.4% and 4.6%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 29.8%, 13.0%, 10.2% and 4.4%, respectively, of the Company’s total net sales for the six months ended July 31, 2023. For the six months ended July 31, 2022, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 32.5%, 10.4%, 8.9% and 4.6%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended July 31, 2023 and 2022 (in thousands):

	Net Sales
	2023	2022
Watch and Accessory Brands:
Owned brands category	$48,888	$56,694
Licensed brands category	84,450	96,536
After-sales service and all other	782	1,073
Total Watch and Accessory Brands	134,120	154,303
Company Stores	26,270	28,501
Consolidated total	$160,390	$182,804

	Operating Income (3)
	2023	2022
Watch and Accessory Brands	$4,589	$23,372
Company Stores	5,059	7,285
Consolidated total	$9,648	$30,657

Operating Segment Data as of and for the Six Months Ended July 31, 2023 and 2022 (in thousands):

	Net Sales
	2023	2022
Watch and Accessory Brands:
Owned brands category	$94,020	$109,864
Licensed brands category	164,657	185,376
After-sales service and all other	1,002	2,431
Total Watch and Accessory Brands	259,679	297,671
Company Stores	45,616	48,557
Consolidated total	$305,295	$346,228

	Operating Income (3)
	2023	2022
Watch and Accessory Brands	$13,418	$44,919
Company Stores	7,129	11,032
Consolidated total	$20,547	$55,951

	Total Assets
	July 31, 2023	January 31, 2023	July 31, 2022
Watch and Accessory Brands	$687,745	$722,267	$699,060
Company Stores	61,952	65,438	67,076
Consolidated total	$749,697	$787,705	$766,136

Geographic Location Data for the Three Months Ended July 31, 2023 and 2022 (in thousands):

	Net Sales		Operating Income (3)
	2023	2022	2023	2022
United States (1)	$70,818	$80,866	$(5,711)	$4,011
International (2)	89,572	101,938	15,359	26,646
Consolidated total	$160,390	$182,804	$9,648	$30,657

United States and International net sales are net of intercompany sales of $48.9 million and $101.2 million for the three months ended July 31, 2023 and 2022, respectively.

Geographic Location Data as of and for the Six Months Ended July 31, 2023 and 2023 (in thousands):

	Net Sales		Operating Income (3)
	2023	2022	2023	2022
United States (1)	$130,027	$151,089	$(12,672)	$4,559
International (2)	175,268	195,139	33,219	51,392
Consolidated total	$305,295	$346,228	$20,547	$55,951

United States and International net sales are net of intercompany sales of $113.5 million and $197.4 million for the six months ended July 31, 2023 and 2022, respectively.

(1)
The United States operating (loss)/income included $10.2 million and $12.5 million of unallocated corporate expenses for the three months ended July 31, 2023 and 2022, respectively. The United States operating (loss)/income included $21.7 million and $26.0 million of unallocated corporate expenses for the six months ended July 31, 2023 and 2022, respectively.
(2)
The International operating income included $15.3 million and $18.8 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2023 and 2022, respectively. The International operating income included $32.5 million and $37.9 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2023 and 2022, respectively.
(3)
For the three months ended July 31, 2023 and 2022, and for the six months ended July 31, 2023 and 2022, in the United States locations of the Watch and Accessory Brands segment, operating income included a charge of $0.1 million, $0.1 million, $0.1 million and $0.2 million, respectively, related to the amortization of intangible assets and deferred compensation associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended July 31, 2023 and 2022, and for the six months ended July 31, 2023 and 2022 operating income included a charge of $0.5 million, $0.6 million, $1.2 million and $1.3 million, respectively, related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	July 31, 2023	January 31, 2023	July 31, 2022
United States	$359,233	$425,209	$440,650
International	390,464	362,496	325,486
Consolidated total	$749,697	$787,705	$766,136

	Property, Plant and Equipment, Net
	July 31, 2023	January 31, 2023	July 31, 2022
United States	$12,502	$13,422	$12,617
International	7,238	5,277	5,339
Consolidated total	$19,740	$18,699	$17,956

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2023 Annual Report on Form 10-K and are incorporated by reference herein. As of July 31, 2023, there have been no material changes to any of the Company's critical accounting policies.

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

Recent Developments and Initiatives

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continues to affect how the Company and its customers and suppliers operate their businesses to varying degrees. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world have adversely affected sales of our products and our supply chain.

Although the COVID-19 pandemic's adverse impact on the Company has significantly diminished in recent quarters, the pandemic may continue to affect the Company's results of operations for the foreseeable future due to impacts on supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022, along with a discussion of the changes in financial condition during the first six months of fiscal 2024. The Company’s results of operations for the first six months of fiscal 2024 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2024. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the Securities and Exchange Commission on March 23, 2023.

Results of operations for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2023	2022
Watch and Accessory Brands:
United States	$45,879	$53,720
International	88,241	100,583
Total Watch and Accessory Brands	134,120	154,303
Company Stores:
United States	24,939	27,146
International	1,331	1,355
Total Company Stores	26,270	28,501
Net Sales	$160,390	$182,804

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2023	2022
Watch and Accessory Brands:
Owned brands category	$48,888	$56,694
Licensed brands category	84,450	96,536
After-sales service and all other	782	1,073
Total Watch and Accessory Brands	134,120	154,303
Company Stores	26,270	28,501
Net Sales	$160,390	$182,804

Net Sales

Net sales for the three months ended July 31, 2023 were $160.4 million, representing a $22.4 million or 12.3% decrease from the prior year period. This decrease is attributable to the Watch and Accessory Brands segment and, to a lesser extent, the Company Stores segment. For the three months ended July 31, 2023, fluctuations in foreign currency exchange rates positively impacted net sales by $2.8 million when compared to the prior year period. On a constant dollar basis net sales decreased by 13.8% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2023 in the Watch and Accessory Brands segment were $134.1 million, below the prior year period by $20.2 million, or 13.1%. The decrease in net sales was primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers in both the United States and International locations and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2023 in the United States locations of the Watch and Accessory Brands segment were $45.9 million, below the prior year period by $7.8 million, or 14.6%, resulting primarily from decreased volumes due to lower demand in the Company's wholesale customers in both the owned and licensed brand categories and a decrease in online retail. The net sales recorded in the owned brands category decreased $6.8 million, or 16.1%, and net sales recorded in the licensed brand category decreased $1.9 million, or 16.6%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2023 in the International locations of the Watch and Accessory Brands segment were $88.2 million, below the prior year by $12.3 million, or 12.3%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $2.8 million when compared to the prior year period. The decrease in net sales was across most brands in both the owned and licensed brand categories primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $1.0 million, or 6.8%, primarily due to net sales decreases in Europe and the Americas (excluding the United States). The net sales decrease in the licensed brands category was $10.2 million, or 12.0%, primarily due to net sales decreases in Europe and the Americas (excluding the United States), partially offset by a net sales increase across the Middle East.

Company Stores Net Sales

Net sales for the three months ended July 31, 2023 in the Company Stores segment were $26.3 million, $2.2 million or 7.8% below the prior year period. The net sales decrease was primarily due to sales mix in the Company stores and a decrease in sales from the Company's online outlet store at www.movadocompanystore.com, partially offset by new store openings. As of July 31, 2023 and 2022, the Company operated 55 and 53 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended July 31, 2023 was $89.3 million or 55.7% of net sales as compared to $106.9 million or 58.5% of net sales in the prior year period. The decrease in gross profit of $17.6 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 280 basis points for the three months ended July 31, 2023 reflected an approximately 120 basis point-impact from the decreased leveraging of higher fixed costs over lower sales, an unfavorable impact of sales mix of approximately 100 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 60 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2023 were $79.6 million, representing an increase from the prior year period of $3.4 million, or 4.4%. The increase in SG&A expenses was primarily due to the following factors: an increase in payroll related expenses of $4.7 million and an increase in professional fees of $0.6 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $1.4 million and lower marketing expenses of $0.9 million. For the three months ended July 31, 2023, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $1.2 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended July 31, 2023, the Company recorded operating income of $4.6 million in the Watch and Accessory Brands segment which includes $10.2 million of unallocated corporate expenses as well as $15.3 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended July 31, 2022, the Company recorded operating income of $23.4 million in the Watch and Accessory Brands segment which included $12.5 million of unallocated corporate expenses as well as $18.8 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $15.6 million combined with higher SG&A expenses of $3.2 million when compared to the prior year period. The decrease in gross profit was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to the decreased leveraging of higher fixed costs over lower sales, an unfavorable impact of sales mix and a negative impact of fluctuations in foreign exchange rates. The increase in SG&A expenses of $3.2 million was primarily due to the following factors: an increase in payroll related expenses of $4.1 million and an increase in professional fees of $0.6 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $1.3 million and lower marketing expenses of $0.7 million.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2023, the Company recorded an operating loss of $10.4 million which includes unallocated corporate expenses of $10.2 million. For the three months ended

July 31, 2022 the Company recorded an operating loss of $2.9 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $12.5 million. The increase in operating loss was the result of lower gross profit of $6.4 million combined with higher SG&A expenses of $1.1 million when compared to the prior year period. The decrease in gross profit of $6.4 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to the decreased leveraging of higher fixed costs over lower sales combined with an unfavorable impact of sales mix. The increase in SG&A expenses of $1.1 million was primarily due to the following factors: an increase in payroll related expenses of $2.6 million and an increase in professional fees of $0.4 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $1.7 million and lower marketing expenses of $0.4 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2023, the Company recorded operating income of $15.0 million which includes $15.3 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended July 31, 2022 the Company recorded operating income of $26.3 million in the International locations of the Watch and Accessory Brands segment which included $18.8 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $9.2 million combined with higher SG&A expenses of $2.1 million. The decrease in gross profit of $9.2 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to the decreased leveraging of higher fixed costs over lower sales, an unfavorable impact of sales mix and a negative impact of fluctuations in foreign exchange rates. The increase in SG&A expenses of $2.1 million was primarily due to the following factors: an increase in payroll related expenses of $1.5 million and an increase in professional fees of $0.2 million. These increases in SG&A expenses were partially offset by lower marketing expenses of $0.3 million.

Company Stores Operating Income

The Company recorded operating income of $5.1 million and $7.3 million in the Company Stores segment for the three months ended July 31, 2023 and 2022, respectively. The decrease in operating income of $2.2 million was primarily related to a decrease in gross profit of $2.0 million, mainly due to lower net sales combined with a lower gross margin percentage and higher SG&A expenses of $0.2 million, reflecting a $0.6 million increase in payroll related expenses, partially offset by lower marketing expenses of $0.2 million. As of July 31, 2023, and 2022, the Company Stores segment operated 55 and 53 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income of $1.5 million primarily due to interest income and the non-service components of the Company’s Swiss pension plan for the three months ended July 31, 2023.

The Company recorded other income of $0.2 million primarily due to interest income and the non-service components of the Company’s Swiss pension plan for the three months ended July 31, 2022.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended July 31, 2023 and 2022. There were no borrowings under the Company's revolving credit facility during the three months ended July 31, 2023 and 2022.

Income Taxes

The Company recorded an income tax provision of $2.9 million and $6.4 million for the three months ended July 31, 2023 and 2022, respectively.

The effective tax rate was 26.1% and 20.9% for the three months ended July 31, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI and the release of certain foreign valuation allowances in the prior year, partially offset by return to provision adjustments recorded in the prior year.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $8.0 million and $24.0 million for the three months ended July 31, 2023 and 2022, respectively.

Results of operations for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2023	2022
Watch and Accessory Brands:
United States	$86,623	$104,782
International	173,056	192,889
Total Watch and Accessory Brands	259,679	297,671
Company Stores:
United States	43,404	46,307
International	2,212	2,250
Total Company Stores	45,616	48,557
Net Sales	$305,295	$346,228

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2023	2022
Watch and Accessory Brands:
Owned brands category	$94,020	$109,864
Licensed brands category	164,657	185,376
After-sales service and all other	1,002	2,431
Total Watch and Accessory Brands	259,679	297,671
Company Stores	45,616	48,557
Net Sales	$305,295	$346,228

Net Sales

Net sales for the six months ended July 31, 2023 were $305.3 million, representing a $40.9 million or 11.8% decrease from the prior year period. This decrease is attributable to the Watch and Accessory Brands segment and, to a lesser extent, the Company Stores segment. For the six months ended July 31, 2023, fluctuations in foreign currency exchange rates positively impacted net sales by $0.9 million when compared to the prior year period. On a constant dollar basis net sales decreased by 12.1% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2023 in the Watch and Accessory Brands segment were $259.7 million, below the prior year period by $38.0 million, or 12.8%. The decrease in net sales was primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers in both the United States and International locations and a decrease in online retail, partially offset by the impact of pricing increases and the positive impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2023 in the United States locations of the Watch and Accessory Brands segment were $86.6 million, below the prior year period by $18.2 million, or 17.3%, resulting primarily from decreased volumes due to lower demand in the Company's wholesale customers in both the owned and licensed brand categories and a decrease in online retail, partially offset by the impact of pricing increases. The net sales recorded in the owned brands category decreased $14.1 million, or 17.3%, and net sales recorded in the licensed brand category decreased $4.7 million, or 20.5%.

International Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2023 in the International locations of the Watch and Accessory Brands segment were $173.1 million, below the prior year by $19.8 million, or 10.3%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $0.9 million when compared to the prior year period. The decrease in net sales was across most brands in both the owned and licensed brand categories primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers and a decrease in online retail, partially offset by the impact of pricing increases and the positive impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $1.7 million, or 6.2%, primarily due to net sales decreases in Europe and the Middle East. The net sales decrease in the licensed brands category was $16.1 million, or 9.9%, primarily due to net sales decreases in Europe and the Americas (excluding the United States), partially offset by a net sales increase across the Middle East.

Company Stores Net Sales

Net sales for the six months ended July 31, 2023 in the Company Stores segment were $45.6 million, $2.9 million or 6.1% below the prior year period. The net sales decrease was primarily due to sales mix in the Company stores and a decrease in sales from the Company's online outlet store at www.movadocompanystore.com, partially offset by new store openings. As of July 31, 2023 and 2022, the Company operated 55 and 53 retail outlet locations, respectively.

Gross Profit

Gross profit for the six months ended July 31, 2023 was $171.3 million or 56.1% of net sales as compared to $203.6 million or 58.8% of net sales in the prior year period. The decrease in gross profit of $32.3 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 270 basis points for the six months ended July 31, 2023 reflected an unfavorable impact of sales mix of approximately 180 basis points, a negative impact of fluctuations in foreign exchange rates of approximately 60 basis points and the decreased leveraging of higher fixed costs over lower sales of approximately 60 basis points, partially offset by decreased shipping costs of approximately 30 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the six months ended July 31, 2023 were $150.7 million, representing an increase from the prior year period of $3.1 million, or 2.1%. The increase in SG&A expenses was primarily due to the following factors: an increase in payroll related expenses of $7.0 million; an increase in travel and entertainment expenses of $0.5 million; and an increase in computer related costs of $0.4 million. These increases in SG&A expenses were partially offset by lower marketing expenses of $2.5 million and a decrease in performance-based compensation of $2.2 million. For the six months ended July 31, 2023, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $0.5 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the six months ended July 31, 2023, the Company recorded operating income of $13.4 million in the Watch and Accessory Brands segment which includes $21.7 million of unallocated corporate expenses as well as $32.5 million of certain intercompany profits related to the Company’s supply chain operations. For the six months ended July 31, 2022, the Company recorded operating income of $44.9 million in the Watch and Accessory Brands segment which included $26.0 million of unallocated corporate expenses as well as $37.9 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $28.7 million combined with higher SG&A expenses of $2.8 million when compared to the prior year period. The decrease in gross profit was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, a negative impact of fluctuations in foreign exchange rates and the decreased leveraging of higher fixed costs over lower sales, partially offset by lower shipping costs. The increase in SG&A expenses of $2.8 million was primarily due to the following factors: an increase in payroll related expenses of $6.2 million; an increase in travel and entertainment expenses of $0.5 million; and an increase in computer related costs of $0.4 million. These increases in SG&A expenses were partially offset by lower marketing expenses of $2.5 million and a decrease in performance-based compensation of $2.1 million.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2023, the Company recorded an operating loss of $19.4 million which includes unallocated corporate expenses of $21.7 million. For the six months ended July 31, 2022 the Company recorded an operating loss of $5.9 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $26.0 million. The increase in operating loss was the result of lower gross profit of $14.0 million, partially offset by a decrease in SG&A expenses of $0.5 million when compared to the prior year period. The decrease in gross profit of $14.0 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix combined with the decreased leveraging of higher fixed costs over lower sales, partially offset by lower shipping costs. The decrease in SG&A expenses of $0.5 million was primarily due to the following factors: lower marketing expenses of $2.7 million and a decrease in performance-based compensation of $2.1 million. These decreases in SG&A expenses were partially offset by an increase in payroll related expenses of $4.3 million and an increase in computer related costs of $0.4 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2023, the Company recorded operating income of $32.8 million which includes $32.5 million of certain intercompany profits related to the Company’s International supply chain operations. For the six months ended July 31, 2022 the Company recorded operating income of $50.8 million in the International locations of the Watch and Accessory Brands segment which included $37.9 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $14.7 million combined with higher SG&A expenses of $3.3 million. The decrease in gross profit of $14.7 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, a negative impact of fluctuations in foreign exchange rates and the decreased leveraging of higher fixed costs over lower sales, partially offset by lower shipping costs. The increase in SG&A expenses of $3.3 million was primarily due to the following factors: an increase in payroll related expenses of $1.9 million; an increase in travel and entertainment expenses of $0.3 million; and higher marketing expenses of $0.2 million.

Company Stores Operating Income

The Company recorded operating income of $7.1 million and $11.0 million in the Company Stores segment for the six months ended July 31, 2023 and 2022, respectively. The decrease in operating income of $3.9 million was primarily related to a decrease in gross profit of $3.6 million, mainly due to lower net sales combined with a lower gross margin percentage, and higher SG&A expenses of $0.3 million, reflecting an $0.8 million increase in payroll related expenses, partially offset by a decrease of $0.3 million in professional service fees. As of July 31, 2023, and 2022, the Company Stores segment operated 55 and 53 retail outlet locations, respectively.

Other Non-Operating Income, net

For the six months ended July 31, 2023, the Company recorded other income, net of $2.6 million primarily due to interest income and the non-service components of the Company's Swiss pension plan, partially offset by a $0.5 million impairment related to an equity investment that sold its business and assets in which the Company expects to receive little or no return on its investment.

The Company recorded other income of $0.3 million primarily due to the non-service components of the Company’s Swiss pension plan and interest income for the six months ended July 31, 2022.

Interest Expense

Interest expense was $0.2 million primarily due to the payment of unused commitment fees for both the six months ended July 31, 2023 and 2022. There were no borrowings under the Company's revolving credit facility during the six months ended July 31, 2023 and 2022.

Income Taxes

The Company recorded an income tax provision of $5.4 million and $12.4 million for the six months ended July 31, 2023 and 2022, respectively.

The effective tax rate was 23.7% and 22.2% for the six months ended July 31, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the prior year and a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI, partially offset by return to provision adjustments recorded in the prior year.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $17.2 million and $42.5 million for the six months ended July 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2023 and July 31, 2022, the Company had $218.9 million and $203.1 million, respectively, of cash and cash equivalents. Of this total, $133.8 million and $61.6 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At July 31, 2023 the Company had working capital of $412.7 million as compared to $390.5 million at July 31, 2022. The increase in working capital was primarily the result of a decrease in accounts payable and accrued liabilities and an increase in cash, partially offset by a decrease in inventories. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $9.2 million of cash provided by operating activities for the six months ended July 31, 2023 as compared to $25.4 million of cash used in operating activities for the six months ended July 31, 2022. Cash provided by operating activities for the six months ended July 31, 2023 included net income of $17.5 million, positively adjusted by $10.5 million related to non-cash items. Cash provided by operating activities for the six months ended July 31, 2023 included a $6.9 million decrease in investment in inventories primarily due to timing of receipts to align with sales levels, partially offset by a change in income taxes of $18.1 million primarily due to timing of payments and a decrease in accrued payroll and benefits of $6.5 million primarily as a result of payments of performance-based compensation. Cash used in operating activities for the six months ended July 31, 2022 was primarily due to a $59.4 million increase in investment in inventories and a decrease in accrued payroll of $13.7 million as a result of payments of performance-based compensation, partially offset by net income of $43.6 million.

Cash used in investing activities was $6.1 million for the six months ended July 31, 2023 as compared to cash used in investing activities of $5.3 million for the six months ended July 31, 2022. The cash used in the six months ended July 31, 2023 was primarily related to capital expenditures of $4.6 million primarily due to new computer software and leasehold improvements and $1.4 million of long-term investments. Cash used in investing activities for the six months ended July 31, 2022 included $3.0 million of capital expenditures and $2.3 million of long-term investments.

Cash used in financing activities was $38.2 million for the six months ended July 31, 2023 as compared to cash used in financing activities of $37.8 million for the six months ended July 31, 2022. The cash used in the six months ended July 31, 2023 included $37.7 million in dividends paid, which included a special cash dividend of $1.00 per share, and $0.4 million in stock repurchased in the open market. Cash used in financing activities for the six months ended July 31, 2022 included $21.5 million in stock repurchased in the open market and $15.8 million in dividends paid.

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

As of both July 31, 2023, and July 31, 2022, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2023 and July 31, 2022. At July 31, 2023, the letters of credit have expiration dates through May 31, 2024. As of both July 31, 2023, and July 31, 2022, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 5 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three and six months ended July 31, 2023 and 2022, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of July 31, 2023, and 2022, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.5 million and $6.8 million, respectively. As of July 31, 2023, and 2022, there were no borrowings against these lines. As of July 31, 2023 and 2022, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $2.0 million and $1.2 million, respectively, in various foreign currencies, of which $1.4 million ($0.5 million was refunded in August) and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the six-month periods ended July 31, 2023 and July 31, 2022, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $5.3 million of these commitments through fiscal 2023 and an additional $1.4 million during the first six months of fiscal 2024 and may be called upon to satisfy capital calls in respect of the remaining $14.8 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024.

On March 23, 2023, the Company declared a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, both paid on April 19, 2023, to shareholders of record on April 5, 2023. The total dividends of $29.9 million were paid on April 19, 2023. During the three months ended July 31, 2023, the Company paid cash dividends of $0.35 per share, or $7.7 million. The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022; and $0.35 per share, or $7.9 million during the three months ended July 31, 2022. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the six months ended July 31, 2023, the Company repurchased a total of 16,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $0.4 million, or an average of $27.04 per share. At July 31, 2023, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $20.6 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the six months ended July 31, 2022, the Company repurchased a total of 586,582 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $21.5 million, or an average of $36.72 per share.

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

As of July 31, 2023, the Company’s entire net forward contracts hedging portfolio consisted of 17.3 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 20.7 million U.S. dollars equivalent, 29.8 million Euros equivalent (including 14.0 million Euros designated as cash flow hedges) and 2.0 million British Pounds equivalent with various expiry dates ranging through December 7, 2023, compared to a portfolio of 19.8 million Chinese Yuan equivalent, 32.0 million Swiss Francs equivalent, 19.0 million U.S. dollars equivalent, 45.8 million Euros equivalent (including 23.0 million Euros designated as cash flow hedges) and 1.5 million British Pounds equivalent with various expiry dates ranging through January 19, 2023, as of July 31, 2022. If the Company were to settle its Swiss Franc forward contracts at July 31, 2023, the result would be a $0.3 million gain. If the Company were to settle its Euro forward contracts at July 31, 2023, the result would be a $0.1 million loss. As of July 31, 2023, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2023 and 2022; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at July 31, 2023 and 2022 was zero for both periods. During the six months ended July 31, 2023, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended July 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputed the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would imply $5.1 million in underpaid duties for all imports that entered the United States during the audit period which extended from August 1, 2011 through July 15, 2016, plus possible penalties and interest. Although the Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and has consistently disputed U.S. Customs’ position, the Company established reserves for a portion of the alleged underpayment indicated in the audit report. Between February 2017 and January 2021, the Company made numerous submissions to U.S. Customs containing supplemental analyses and information in response to U.S. Customs’ information requests. On May 1, 2023, the statute of limitations lapsed with respect to all entries encompassed by the audit period. As a result, during the second quarter of fiscal 2024, the Company released the reserves that it had established in respect of those entries.

In addition to the above matters, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations, or cash flows.

Item 1A. Risk Factors

As of July 31, 2023, there have been no material changes to any of the risk factors previously reported in the Company’s 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock from time to time through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended July 31, 2023, the Company repurchased a total of 2,000 shares of its common stock at a total cost of $0.1 million, or an average of $25.64 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 3,538 shares were repurchased during the three months ended July 31, 2023 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2023 – May 31, 2023	952	$25.62	—	$20,606,818
June 1, 2023 – June 30, 2023	2,000	25.64	2,000	20,555,538
July 1, 2023 – July 31, 2023	2,586	26.40	—	20,555,538
Total	5,538	$25.99	2,000	$20,555,538

Item 5. Other Information

During the quarterly period ended July 31, 2023, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 4, 2023. Incorporated herein by reference to Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 11, 2023.**

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

** Constitutes a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: August 24, 2023	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)