Form 10-Q
period 2023-10-31
MOVADO GROUP INC
filed 2023-11-30
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 27, 2023 were 15,596,895 and 6,483,116 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$200,965	$251,584	$186,665
Trade receivables, net	135,523	94,282	135,566
Inventories	171,966	186,203	215,006
Other current assets	18,856	24,212	18,664
Income taxes receivable	11,135	10,908	7,978
Total current assets	538,445	567,189	563,879
Property, plant and equipment, net	19,458	18,699	18,207
Operating lease right-of-use assets	84,212	80,897	74,918
Deferred and non-current income taxes	44,814	44,490	44,288
Other intangibles, net	7,688	9,642	9,818
Other non-current assets	68,780	66,788	64,570
Total assets	$763,397	$787,705	$775,680
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,998	$32,085	$40,884
Accrued liabilities	57,165	46,720	66,894
Accrued payroll and benefits	10,317	17,343	15,581
Current operating lease liabilities	15,885	17,681	16,779
Income taxes payable	20,024	28,591	25,457
Total current liabilities	126,389	142,420	165,595
Deferred and non-current income taxes payable	7,966	15,163	15,639
Non-current operating lease liabilities	76,929	70,910	65,164
Other non-current liabilities	49,195	48,668	45,735
Total liabilities	260,479	277,161	292,133
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	—	—	2,433
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,879,497, 28,806,511 and 28,783,101 shares issued and outstanding, respectively	289	288	287
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,483,116, 6,524,805 and 6,524,805 shares issued and outstanding, respectively	64	65	65
Capital in excess of par value	236,438	230,782	227,997
Retained earnings	465,919	476,752	461,789
Accumulated other comprehensive income	81,727	81,295	66,196
Treasury Stock, 13,282,860, 13,194,339 and 13,090,839 shares, respectively, at cost	(283,998)	(281,576)	(278,313)
Total Movado Group, Inc. shareholders' equity	500,439	507,606	478,021
Noncontrolling interest	2,479	2,938	3,093
Total equity	502,918	510,544	481,114
Total liabilities, redeemable noncontrolling interest and equity	$763,397	$787,705	$775,680

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net sales	$187,686	$211,397	$492,981	$557,625
Cost of sales	85,358	90,370	219,364	232,986
Gross profit	102,328	121,027	273,617	324,639
Selling, general and administrative	81,636	82,756	232,378	230,417
Operating income	20,692	38,271	41,239	94,222
Non-operating income/(expense):
Other income, net	1,632	422	4,194	704
Interest expense	(135)	(143)	(361)	(356)
Income before income taxes	22,189	38,550	45,072	94,570
Provision for income taxes (Note 9)	4,519	8,439	9,938	20,868
Net income	17,670	30,111	35,134	73,702
Less: Net income attributable to noncontrolling interests	281	825	568	1,900
Net income attributable to Movado Group, Inc.	$17,389	$29,286	$34,566	$71,802

Basic income per share:
Weighted basic average shares outstanding	22,209	22,379	22,222	22,590
Net income per share attributable to Movado Group, Inc.	$0.78	$1.31	$1.56	$3.18

Diluted income per share:
Weighted diluted average shares outstanding	22,677	22,794	22,641	23,044
Net income per share attributable to Movado Group, Inc.	$0.77	$1.28	$1.53	$3.12

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income	$17,670	$30,111	$35,134	$73,702
Other comprehensive (loss)/income:
Net unrealized (loss)/gain on investments, net of tax (benefit)/provision of ($3), $8, ($13) and $3, respectively	(9)	23	(38)	9
Amortization of prior service cost, net of tax provision of $4, $3, $12 and $11, respectively	15	13	45	41
Foreign currency translation adjustments	(10,066)	(8,339)	256	(18,870)
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision/(benefit) of $56, ($17), $51 and $376, respectively	284	(87)	260	1,902
Amounts reclassified from accumulated other comprehensive (loss)/income, net of tax (benefit) of ($61), ($225), ($18) and ($431), respectively	(307)	(1,138)	(91)	(2,181)
Total other comprehensive (loss)/income, net of taxes	(10,083)	(9,528)	432	(19,099)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	281	825	568	1,900
Foreign currency translation adjustments	(136)	(319)	(247)	(652)
Total comprehensive income attributable to noncontrolling interests	$145	$506	$321	$1,248
Total comprehensive income attributable to Movado Group, Inc.	$7,442	$20,077	$35,245	$53,355

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income	$35,134	$73,702
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	7,278	8,218
Transactional losses/(gains)	204	(180)
Provision for inventories and accounts receivable	3,803	4,150
Deferred income taxes	(2,032)	(993)
Stock-based compensation	5,529	4,246
Other	754	190
Changes in assets and liabilities:
Trade receivables	(42,027)	(49,967)
Inventories	10,758	(66,150)
Other current assets	4,107	(2,712)
Accounts payable	(7,492)	(3,470)
Accrued liabilities	12,336	19,582
Accrued payroll and benefits	(7,039)	(9,190)
Income taxes receivable	(4,494)	9,494
Income taxes payable	(10,014)	(6,444)
Other non-current assets	1,293	(4,599)
Other non-current liabilities	(730)	474
Net cash provided by/(used in) operating activities	7,368	(23,649)
Cash flows from investing activities:
Capital expenditures	(6,627)	(4,703)
Long-term investments	(2,040)	(2,716)
Trademarks and other intangibles	(113)	(175)
Net cash used in investing activities	(8,780)	(7,594)
Cash flows from financing activities:
Dividends paid	(45,399)	(23,600)
Stock repurchases	(2,349)	(28,150)
Distribution of noncontrolling interest earnings	(780)	—
Stock awards and options exercised and other changes	(73)	(80)
Other	—	(85)
Net cash used in financing activities	(48,601)	(51,915)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(377)	(7,349)
Net decrease in cash, cash equivalents and restricted cash	(50,390)	(90,507)
Cash, cash equivalents, and restricted cash at beginning of year	252,179	277,716
Cash, cash equivalents, and restricted cash at end of period	$201,789	$187,209

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$200,965	$186,665
Restricted cash included in other non-current assets	824	544
Cash, cash equivalents, and restricted cash	$201,789	$187,209

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Weighted average common shares outstanding:
Basic	22,209	22,379	22,222	22,590
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	468	415	419	454
Diluted	22,677	22,794	22,641	23,044

For the three months ended October 31, 2023 and 2022, approximately 497,000 and 433,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2023 and 2022, approximately 671,000 and 270,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On August 24, 2023, the Company declared a quarterly cash dividend of $0.35 per share payable on September 21, 2023, to shareholders of record on September 7, 2023. The total dividend of $7.8 million was paid on September 21, 2023. On May 25, 2023, the Company declared a quarterly cash dividend of $0.35 per share payable on June 21, 2023, to shareholders of record on June 7, 2023. The total dividend of $7.7 million was paid on June 21, 2023. On March 23, 2023, the Company declared a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, both payable on April 19, 2023, to shareholders of record on April 5, 2023. The total dividends of $29.9 million were paid on April 19, 2023. The Company paid cash dividends of $0.35 per share, or $7.9 million, $7.9 million and $7.8 million, during the three months ended April 30, 2022, July 31, 2022 and October 31, 2022, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2023	January 31, 2023	October 31, 2022
Finished goods	$141,109	$154,700	$182,093
Component parts	27,217	28,805	30,192
Work-in-process	3,640	2,698	2,721
	$171,966	$186,203	$215,006

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

As of both October 31, 2023, and October 31, 2022, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2023 and October 31, 2022. At October 31, 2023, the letters of credit have expiration dates through May 31, 2024. As of both October 31, 2023, and October 31, 2022, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three and nine months ended October 31, 2023 and 2022, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of October 31, 2023, and 2022, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $6.5 million, respectively. As of October 31, 2023, and 2022, there were no borrowings against these lines. As of October 31, 2023 and 2022, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million and $1.1 million, respectively, in various foreign currencies, of which $0.8 million ($0.1 million was refunded in November) and $0.5 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both the nine-month periods ended October 31, 2023 and October 31, 2022.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of October 31, 2023, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 3.0 million Euros equivalent with an expiry date of November 10, 2023. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of October 31, 2023, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 20.7 million Chinese Yuan equivalent, 28.0 million Swiss Francs equivalent, 24.7 million U.S. dollars equivalent, 24.6 million Euros equivalent and 5.8 million British Pounds equivalent with various expiry dates ranging through April 4, 2024. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of October 31, 2023, January 31, 2023 and October 31, 2022 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2023 Fair Value	January 31, 2023 Fair Value	October 31, 2022 Fair Value	Balance Sheet Location	October 31, 2023 Fair Value	January 31, 2023 Fair Value	October 31, 2022 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	$90	Accrued Liabilities	$5	$192	$48
Total Derivative Instruments		$—	$—	$90		$5	$192	$48

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2023 Fair Value	January 31, 2023 Fair Value	October 31, 2022 Fair Value	Balance Sheet Location	October 31, 2023 Fair Value	January 31, 2023 Fair Value	October 31, 2022 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$1,146	$31	Accrued Liabilities	$650	$—	$981
Total Derivative Instruments		$—	$1,146	$31		$650	$—	$981

As of October 31, 2023, January 31, 2023 and October 31, 2022, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive (loss) were ($2,000), ($0.2) million and ($0.1) million, respectively. For the three months ended October 31, 2023, and October 31, 2022, the Company reclassified $0.3 million and $1.1 million, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. For the nine months ended October 31, 2023, and October 31, 2022, the Company reclassified $0.1 million and $2.2 million, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three and nine months ended October 31, 2023.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 and 2022 and January 31, 2023 (in thousands):

		Fair Value at October 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$213	$—	$—	$213
Short-term investment	Other current assets	150	—	—	150
SERP assets - employer	Other non-current assets	591	—	—	591
SERP assets - employee	Other non-current assets	45,534	—	—	45,534
Defined benefit plan assets	Other non-current liabilities	—	—	29,712	29,712
Hedge derivatives	Other current assets	—	—	—	—
Total		$46,488	$—	$29,712	$76,200
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,534	$—	$—	$45,534
Hedge derivatives	Accrued liabilities	—	655	—	655
Total		$45,534	$655	$—	$46,189

		Fair Value at January 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$263	$—	$—	$263
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	738	—	—	738
SERP assets - employee	Other non-current assets	44,442	—	—	44,442
Defined benefit plan assets	Other non-current liabilities	—	—	27,965	27,965
Hedge derivatives	Other current assets	—	1,146	—	1,146
Total		$45,599	$1,146	$27,965	$74,710
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,442	$—	$—	$44,442
Hedge derivatives	Accrued liabilities	—	192	—	192
Total		$44,442	$192	$—	$44,634

		Fair Value at October 31, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$262	$—	$—	$262
Short-term investment	Other current assets	153	—	—	153
SERP assets - employer	Other non-current assets	928	—	—	928
SERP assets - employee	Other non-current assets	42,886	—	—	42,886
Defined benefit plan assets	Other non-current assets	—	—	24,847	24,847
Hedge derivatives	Other current assets	—	121	—	121
Total		$44,229	$121	$24,847	$69,197
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$42,886	$—	$—	$42,886
Hedge derivatives	Accrued liabilities	$-	$1,029	$—	$1,029
Total		$42,886	$1,029	$—	$43,915

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities at October 31, 2023 and January 31, 2023 and other non-current assets in the consolidated balance sheets at October 31, 2022.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2023, the Company invested approximately $5.3 million and during the first nine months of fiscal 2024, the Company invested an additional $2.0 million in venture capital funds. The Company has evaluated and will regularly evaluate the carrying value of its investments. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company has fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024 and is recorded in Other income, net in the Consolidated Statements of Operations. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at October 31, 2023, January 31, 2023 and October 31, 2022.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2023, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 9 – INCOME TAXES

The Company recorded an income tax provision of $4.5 million and $8.4 million for the three months ended October 31, 2023 and 2022, respectively.

The effective tax rate was 20.4% and 21.9% for the three months ended October 31, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to changes in jurisdictional earnings and return to provision adjustments recorded in the prior year.

The Company recorded an income tax provision of $9.9 million and $20.9 million for the nine months ended October 31, 2023 and 2022, respectively.

The effective tax rate was 22.0% and 22.1% for the nine months ended October 31, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the prior year and a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI, partially offset by return to provision adjustments recorded in the prior year.

At October 31, 2023, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $286.6 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 10 – EQUITY

The components of equity for the three and nine months ended October 31, 2023 and 2022 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity for the three months ended October 31, 2023 and 2022
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, July 31, 2023	$—	28,876	$289	6,483	$64	$234,443	$456,279	$91,810	$(282,101)	$3,114	$503,898	$-
Net income attributable to Movado Group, Inc.							17,389			281	17,670
Dividends ($0.35 per share)							(7,749)				(7,749)
Distribution of noncontrolling interest earnings										(780)	(780)
Stock awards and options exercised		3							19		19
Stock repurchases									(1,916)		(1,916)
Supplemental executive retirement plan						45					45
Stock-based compensation expense						1,950					1,950
Net unrealized loss on investments, net of tax benefit of ($3)								(9)			(9)
Net change in effective portion of hedging contracts, net of tax benefit of ($5)								(23)			(23)
Amortization of prior service cost, net of tax provision of $4								15			15
Foreign currency translation adjustment (3)								(10,066)		(136)	(10,202)
Balance, October 31, 2023	$—	28,879	$289	6,483	$64	$236,438	$465,919	$81,727	$(283,998)	$2,479	$502,918	$-

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, July 31, 2022	$—	28,771	$287	6,525	$65	$226,156	$440,306	$75,724	$(271,702)	$2,715	$473,551	$2,305
Net income attributable to Movado Group, Inc.							29,286			608	29,894	217
Dividends ($0.35 per share)							(7,803)				(7,803)
Stock awards and options exercised		12				325					325
Stock repurchases									(6,611)		(6,611)
Supplemental executive retirement plan						31					31
Stock-based compensation expense						1,485					1,485
Net unrealized gain on investments, net of tax provision of $8								23			23
Net change in effective portion of hedging contracts, net of tax benefit of ($242)								(1,225)			(1,225)
Amortization of prior service cost, net of tax provision of $3								13			13
Foreign currency translation adjustment (3)								(8,339)		(230)	(8,569)	(89)
Balance, October 31, 2022	$—	28,783	$287	6,525	$65	$227,997	$461,789	$66,196	$(278,313)	$3,093	$481,114	$2,433

			Movado Group, Inc. Shareholders' Equity for the nine months ended October 31, 2023 and 2022
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2023	$—	28,807	$288	6,525	$65	$230,782	$476,752	$81,295	$(281,576)	$2,938	$510,544	$-
Net income attributable to Movado Group, Inc.							34,566			568	35,134
Dividends ($2.05 per share)							(45,399)				(45,399)
Distribution of noncontrolling interest earnings										(780)	(780)
Stock awards and options exercised		30							(73)		(73)
Stock repurchases									(2,349)		(2,349)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan						127					127
Stock-based compensation expense						5,529					5,529
Net unrealized loss on investments, net of tax benefit of ($13)								(38)			(38)
Net change in effective portion of hedging contracts, net of tax provision of $33								169			169
Amortization of prior service cost, net of tax provision of $12								45			45
Foreign currency translation adjustment (3)								256		(247)	9
Balance, October 31, 2023	$—	28,879	$289	6,483	$64	$236,438	$465,919	$81,727	$(283,998)	$2,479	$502,918	$-

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2022	$—	28,633	$286	6,525	$65	$222,615	$413,587	$85,295	$(249,040)	$1,967	$474,775	$2,311
Net income attributable to Movado Group, Inc.							71,802			1,421	73,223	479
Dividends ($1.05 per share)							(23,600)				(23,600)
Stock awards and options exercised		150	1			1,042			(1,123)		(80)
Stock repurchases									(28,150)		(28,150)
Supplemental executive retirement plan						94					94
Stock-based compensation expense						4,246					4,246
Net unrealized gain on investments, net of tax provision of $3								9			9
Net change in effective portion of hedging contracts, net of tax benefit of ($55)								(279)			(279)
Amortization of prior service cost, net of tax provision of $11								41			41
Foreign currency translation adjustment (3)								(18,870)		(295)	(19,165)	(357)
Balance, October 31, 2022	$—	28,783	$287	6,525	$65	$227,997	$461,789	$66,196	$(278,313)	$3,093	$481,114	$2,433

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

During the nine months ended October 31, 2023, the Company repurchased a total of 85,722 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $2.3 million, or an average of $27.40 per share. During the nine months ended October 31, 2022, the Company repurchased a total of 795,456 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $28.2 million, or an average of $35.39 per share.

At October 31, 2023, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $18.6 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 2,799 and 28,405 shares of common stock repurchased during the nine months ended October 31, 2023 and 2022, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at October 31, 2023 and 2022, and January 31, 2023, related to each component of accumulated other comprehensive income/(loss) are as follows (in thousands):

	October 31, 2023	January 31, 2023	October 31, 2022
Foreign currency translation adjustments	$83,261	$83,005	$65,855
Available-for-sale securities	144	182	181
Cash flow hedges	(2)	(171)	(85)
Unrecognized prior service cost related to defined benefit pension plan	(186)	(231)	(246)
Net actuarial (loss)/gain related to defined benefit pension plan	(1,490)	(1,490)	491
Total accumulated other comprehensive income	$81,727	$81,295	$66,196

Amounts reclassified from accumulated other comprehensive income to operating income in the Consolidated Statements of Operations during the nine months ended October 31, 2023 and October 31, 2022 were $0.1 million and $2.2 million, respectively.

NOTE 13 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
Customer Type	2023	2022	2023	2022
Wholesale	$154,330	$174,158	$386,767	$440,121
Direct to consumer	32,602	36,495	103,618	114,835
After-sales service	754	744	2,596	2,669
Net Sales	$187,686	$211,397	$492,981	$557,625

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the nine months ended October 31, 2022. There were no stock options granted during the nine months ended October 31, 2023.

Nine Months Ended October 31, 2022
Expected volatility	51.66%
Expected life in years	6.0
Risk-free interest rates	2.57%
Dividend rate	3.00%
Weighted average fair value per option at date of grant	$14.81

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended October 31, 2023 and 2022 was $0.5 million and $0.6 million, respectively. Total compensation expense for stock option grants recognized during the nine months ended October 31, 2023 and 2022 was $1.7 million for both periods. As of October 31, 2023, there was $1.4 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.2 years. Total cash consideration received for stock option exercises during the nine months ended October 31, 2023 and 2022 was zero and $1.0 million, respectively.

The following table summarizes the Company’s stock options activity during the first nine months of fiscal 2024:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2023 (183,101 options exercisable)	1,085,029	$23.84	$12.42-$42.12	7.1	$13,367
Granted	—	—	—
Exercised	—	—	—
Forfeited	(19,000)	$34.13	$30.34-$42.12
Options outstanding at October 31, 2023	1,066,029	$23.66	$12.42-$42.12	6.5	$7,019
Exercisable at October 31, 2023	385,215	$21.60		4.6	$3,356
Expected to vest at October 31, 2023	673,957	$24.71		7.5	$3,662

There were no stock options exercised during the first nine months of fiscal 2024.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended October 31, 2023 and 2022, compensation expense for stock awards was $1.4 million and $0.9 million, respectively. For the nine months ended October 31, 2023 and 2022, compensation expense for stock awards was $3.8 million and $2.6 million, respectively. As of October 31, 2023, there was $7.8 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the Company’s stock awards activity during the first nine months of fiscal 2024:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2023	294,148	$28.84
Units granted	300,633	$28.60
Units vested	(31,739)	$32.73
Units forfeited	(4,446)	$28.78
Units outstanding at October 31, 2023	558,596	$28.49	1.7	$15,562

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units established at grant date, depending on the extent of the achievement of the predetermined financial goals. There were 2,799 and 28,405 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling

$0.1 million and $1.1 million for the nine months ended October 31, 2023 and 2022, respectively. The total fair value of stock award units that vested during the first nine months of fiscal 2024 was $1.0 million.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.0%, 13.3%, 8.0% and 3.9%, respectively, of the Company’s total net sales for the three months ended October 31, 2023. For the three months ended October 31, 2022, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 36.7%, 9.9%, 6.8% and 5.3%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 31.4%, 13.1%, 9.4% and 4.2%, respectively, of the Company’s total net sales for the nine months ended October 31, 2023. For the nine months ended October 31, 2022, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.1%, 10.1%, 8.1% and 4.9%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended October 31, 2023 and 2022 (in thousands):

	Net Sales
	2023	2022
Watch and Accessory Brands:
Owned brands category	$55,416	$61,585
Licensed brands category	107,355	122,814
After-sales service and all other	2,368	1,766
Total Watch and Accessory Brands	165,139	186,165
Company Stores	22,547	25,232
Consolidated total	$187,686	$211,397

	Operating Income (3)
	2023	2022
Watch and Accessory Brands	$18,489	$33,626
Company Stores	2,203	4,645
Consolidated total	$20,692	$38,271

Operating Segment Data as of and for the Nine Months Ended October 31, 2023 and 2022 (in thousands):

	Net Sales
	2023	2022
Watch and Accessory Brands:
Owned brands category	$149,436	$171,449
Licensed brands category	272,012	308,190
After-sales service and all other	3,370	4,197
Total Watch and Accessory Brands	424,818	483,836
Company Stores	68,163	73,789
Consolidated total	$492,981	$557,625

	Operating Income (3)
	2023	2022
Watch and Accessory Brands	$31,907	$78,545
Company Stores	9,332	15,677
Consolidated total	$41,239	$94,222

	Total Assets
	October 31, 2023	January 31, 2023	October 31, 2022
Watch and Accessory Brands	$703,253	$722,267	$704,953
Company Stores	60,144	65,438	70,727
Consolidated total	$763,397	$787,705	$775,680

Geographic Location Data for the Three Months Ended October 31, 2023 and 2022 (in thousands):

	Net Sales		Operating (Loss)/Income (3)
	2023	2022	2023	2022
United States (1)	$76,575	$87,350	$(5,256)	$2,228
International (2)	111,111	124,047	25,948	36,043
Consolidated total	$187,686	$211,397	$20,692	$38,271

United States and International net sales are net of intercompany sales of $86.8 million and $105.6 million for the three months ended October 31, 2023 and 2022, respectively.

Geographic Location Data as of and for the Nine Months Ended October 31, 2023 and 2023 (in thousands):

	Net Sales		Operating (Loss)/Income (3)
	2023	2022	2023	2022
United States (1)	$206,602	$238,439	$(17,928)	$6,787
International (2)	286,379	319,186	59,167	87,435
Consolidated total	$492,981	$557,625	$41,239	$94,222

United States and International net sales are net of intercompany sales of $200.3 million and $303.0 million for the nine months ended October 31, 2023 and 2022, respectively.

(1)
The United States operating (loss)/income included $14.3 million and $16.5 million of unallocated corporate expenses for the three months ended October 31, 2023 and 2022, respectively. The United States operating (loss)/income included $36.0 million and $42.5 million of unallocated corporate expenses for the nine months ended October 31, 2023 and 2022, respectively.
(2)
The International operating income included $22.9 million and $27.6 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2023 and 2022, respectively. The International operating income included $55.4 million and $65.5 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2023 and 2022, respectively.
(3)
For both the three months ended October 31, 2023 and 2022, and for both the nine months ended October 31, 2023 and 2022, in the United States locations of the Watch and Accessory Brands segment, operating (loss)/income included a charge of $0.1 million and $0.2 million, respectively, related to the amortization of intangible assets and deferred compensation associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended October 31, 2023 and 2022, and for the nine months ended October 31, 2023 and 2022, operating income included a charge of $0.3 million, $0.6 million, $1.5 million and $1.9 million, respectively, related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	October 31, 2023	January 31, 2023	October 31, 2022
United States	$373,812	$425,209	$447,493
International	389,585	362,496	328,187
Consolidated total	$763,397	$787,705	$775,680

	Property, Plant and Equipment, Net
	October 31, 2023	January 31, 2023	October 31, 2022
United States	$12,212	$13,422	$13,087
International	7,246	5,277	5,120
Consolidated total	$19,458	$18,699	$18,207

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2023 Annual Report on Form 10-K and are incorporated by reference herein. As of October 31, 2023, there have been no material changes to any of the Company's critical accounting policies.

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

Recent Developments and Initiatives

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continues to affect how the Company and certain of its customers and suppliers operate their businesses to varying degrees. Various containment and mitigation measures that have at times been imposed by governmental and other authorities around the world have adversely affected sales of our products and our supply chain.

Although the COVID-19 pandemic's adverse impact on the Company has not been material in recent quarters, the pandemic may continue to affect the Company's results of operations for the foreseeable future due to impacts on supply chains, shipping operations, consumer behavior, spending levels, shopping preferences and tourism.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three and nine months ended October 31, 2023 compared to the three and nine months ended October 31, 2022, along with a discussion of the changes in financial condition during the first nine months of fiscal 2024. The Company’s results of operations for the first nine months of fiscal 2024 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2024. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the Securities and Exchange Commission on March 23, 2023.

Results of operations for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2023	2022
Watch and Accessory Brands:
United States	$55,295	$63,391
International	109,844	122,774
Total Watch and Accessory Brands	165,139	186,165
Company Stores:
United States	21,280	23,959
International	1,267	1,273
Total Company Stores	22,547	25,232
Net Sales	$187,686	$211,397

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2023	2022
Watch and Accessory Brands:
Owned brands category	$55,416	$61,585
Licensed brands category	107,355	122,814
After-sales service and all other	2,368	1,766
Total Watch and Accessory Brands	165,139	186,165
Company Stores	22,547	25,232
Net Sales	$187,686	$211,397

Net Sales

Net sales for the three months ended October 31, 2023 were $187.7 million, representing a $23.7 million or 11.2% decrease from the prior year period. This decrease is attributable to the Watch and Accessory Brands segment and, to a lesser extent, the Company Stores segment. For the three months ended October 31, 2023, fluctuations in foreign currency exchange rates positively impacted net sales by $4.9 million when compared to the prior year period. Excluding this $4.9 million impact, net sales would have decreased by 13.5% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2023 in the Watch and Accessory Brands segment were $165.1 million, below the prior year period by $21.0 million, or 11.3%. The decrease in net sales was primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers in both the United States and International locations and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2023 in the United States locations of the Watch and Accessory Brands segment were $55.3 million, below the prior year period by $8.1 million, or 12.8%, resulting primarily from decreased volumes due to lower demand in the Company's wholesale customers in both the owned and licensed brand categories and a decrease in online retail. The net sales recorded in the owned brands category decreased $6.2 million, or 13.1%, and net sales recorded in the licensed brand category decreased $2.9 million, or 17.9%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2023 in the International locations of the Watch and Accessory Brands segment were $109.8 million, below the prior year by $12.9 million, or 10.5%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $4.9 million when compared to the prior year period. The decrease in net sales was mainly in the licensed brands category primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates. Net sales in the owned brands category were essentially flat compared to the prior year period reflecting decreases in Europe and Asia offset by increases across the Middle East. Net sales in the licensed brands category decreased $12.5 million, or 11.8%, primarily due to net sales decreases in Europe, Asia and the Americas (excluding the United States), partially offset by a net sales increase in the Middle East.

Company Stores Net Sales

Net sales for the three months ended October 31, 2023 in the Company Stores segment were $22.5 million, $2.7 million or 10.6% below the prior year period. The net sales decrease was primarily due to sales mix in the Company stores and a decrease in sales from the Company's online outlet store at www.movadocompanystore.com. As of both October 31, 2023 and 2022, the Company operated 55 retail outlet locations.

Gross Profit

Gross profit for the three months ended October 31, 2023 was $102.3 million or 54.5% of net sales as compared to $121.0 million or 57.3% of net sales in the prior year period. The decrease in gross profit of $18.7 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 280 basis points for the three months ended October 31, 2023 reflected an unfavorable impact of sales mix of approximately 300 basis points and the decreased leveraging of certain fixed costs as a result of lower sales of approximately 70 basis points, partially offset by decreased shipping costs of approximately 70 basis points and a positive impact of fluctuations in foreign exchange rates of approximately 20 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2023 were $81.6 million, representing a decrease from the prior year period of $1.1 million, or 1.4%. The decrease in SG&A expenses was primarily due to the following factors: a decrease in performance-based compensation of $3.8 million; a decrease in allowance for expected credit losses of $0.4 million; and a decrease of $0.3 million in amortization expense related to certain intangible assets being fully amortized. These decreases in SG&A expenses were partially offset by an increase in payroll related expenses of $1.7 million, higher marketing expenses of $0.9 million and an increase in professional fees of $0.3 million. For the three months ended October 31, 2023, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $1.7 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended October 31, 2023, the Company recorded operating income of $18.5 million in the Watch and Accessory Brands segment which includes $14.3 million of unallocated corporate expenses as well as $22.9 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended October 31, 2022, the Company recorded operating income of $33.6 million in the Watch and Accessory Brands segment which included $16.5 million of unallocated corporate expenses as well as $27.6 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $16.3 million, partially offset by a decrease in SG&A expenses of $1.2 million when compared to the prior year period. The decrease in gross profit of $16.3 million was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix and the decreased leveraging of certain fixed costs as a result of lower sales, partially offset by decreased shipping costs and a positive impact of fluctuations in foreign exchange rates. The decrease in SG&A expenses of $1.2 million was primarily due to the following factors: a decrease in performance-based compensation of $3.8 million; a decrease in allowance for expected credit losses of $0.4 million; and a decrease of $0.3 million in amortization expense related to certain intangible assets being fully amortized. These decreases in SG&A expenses were partially offset by an increase in payroll related expenses of $1.5 million, higher marketing expenses of $0.9 million and an increase in professional fees of $0.3 million.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2023, the Company recorded an operating loss of $7.3 million which includes unallocated corporate expenses of $14.3 million. For the three months ended October 31, 2022 the Company recorded an operating loss of $2.2 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $16.5 million. The increase in operating loss was the result of lower gross profit of $6.2 million, partially offset by a decrease in SG&A expenses of $1.1 million when compared to the prior year period. The decrease in gross profit of $6.2 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix and the decreased leveraging of certain fixed costs as a result of lower sales, partially offset by decreased shipping costs. The decrease in SG&A expenses of $1.1 million was primarily due to a decrease in performance-based compensation of $3.8 million. The decrease in SG&A expense was partially offset by an increase in payroll related expenses of $1.1 million, higher marketing expenses of $0.7 million and an increase in professional fees of $0.3 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2023, the Company recorded operating income of $25.8 million which includes $22.9 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended October 31, 2022 the Company recorded operating income of $35.9 million in the International locations of the Watch and Accessory Brands segment which included $27.6 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $10.2 million, partially offset by a decrease in SG&A expenses of $0.1 million. The decrease in gross profit of $10.2 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix and the decreased leveraging of certain fixed costs as a result of lower sales, partially offset by decreased shipping costs and a positive impact of fluctuations in foreign exchange rates. The decrease in SG&A expenses of $0.1 million was primarily due to the following factors: a decrease in allowance for expected credit losses of $0.4 million; and a decrease of $0.3 million in amortization expense related to certain intangible assets being fully amortized. These decreases in SG&A expenses were partially offset by an increase in payroll related expenses of $0.4 million and higher marketing expenses of $0.2 million.

Company Stores Operating Income

The Company recorded operating income of $2.2 million and $4.6 million in the Company Stores segment for the three months ended October 31, 2023 and 2022, respectively. The decrease in operating income of $2.4 million was primarily related to a decrease in gross profit of $2.3 million, mainly due to lower net sales combined with a lower gross margin percentage, and higher SG&A expenses of $0.1 million, reflecting a $0.2 million increase in payroll related expenses. As of both October 31, 2023, and 2022, the Company Stores segment operated 55 retail outlet locations.

Other Non-Operating Income, net

The Company recorded other income of $1.6 million primarily due to interest income for the three months ended October 31, 2023.

The Company recorded other income of $0.4 million primarily due to interest income for the three months ended October 31, 2022.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended October 31, 2023 and 2022. There were no borrowings under the Company's revolving credit facility during the three months ended October 31, 2023 and 2022.

Income Taxes

The Company recorded an income tax provision of $4.5 million and $8.4 million for the three months ended October 31, 2023 and 2022, respectively.

The effective tax rate was 20.4% and 21.9% for the three months ended October 31, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to changes in jurisdictional earnings and return to provision adjustments recorded in the prior year.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $17.4 million and $29.3 million for the three months ended October 31, 2023 and 2022, respectively.

Results of operations for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2023	2022
Watch and Accessory Brands:
United States	$141,918	$168,173
International	282,900	315,663
Total Watch and Accessory Brands	424,818	483,836
Company Stores:
United States	64,684	70,266
International	3,479	3,523
Total Company Stores	68,163	73,789
Net Sales	$492,981	$557,625

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2023	2022
Watch and Accessory Brands:
Owned brands category	$149,436	$171,449
Licensed brands category	272,012	308,190
After-sales service and all other	3,370	4,197
Total Watch and Accessory Brands	424,818	483,836
Company Stores	68,163	73,789
Net Sales	$492,981	$557,625

Net Sales

Net sales for the nine months ended October 31, 2023 were $493.0 million, representing a $64.6 million or 11.6% decrease from the prior year period. This decrease is attributable to the Watch and Accessory Brands segment and, to a lesser extent, the Company Stores segment. For the nine months ended October 31, 2023, fluctuations in foreign currency exchange rates positively impacted net sales by $5.7 million when compared to the prior year period. Excluding this $5.7 million impact, net sales would have decreased by 12.6% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2023 in the Watch and Accessory Brands segment were $424.8 million, below the prior year period by $59.0 million, or 12.2%. The decrease in net sales was primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers in both the United States and International locations and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2023 in the United States locations of the Watch and Accessory Brands segment were $141.9 million, below the prior year period by $26.3 million, or 15.6%, resulting primarily from decreased volumes due to lower demand in the Company's wholesale customers in both the owned and licensed brand categories and a decrease in online retail. The net sales recorded in the owned brands category decreased $20.3 million, or 15.8%, and net sales recorded in the licensed brand category decreased $7.6 million, or 19.4%.

International Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2023 in the International locations of the Watch and Accessory Brands segment were $282.9 million, below the prior year by $32.8 million, or 10.4%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $5.7 million when compared to the prior year period. The decrease in net sales was in both the owned and licensed brand categories primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $1.7 million, or 4.1%, primarily due to net sales decreases in Europe. The net sales decrease in the licensed brands category was $28.6 million, or 10.6%, primarily due to net sales decreases in Europe, the Americas (excluding the United States) and Asia, partially offset by a net sales increase in the Middle East.

Company Stores Net Sales

Net sales for the nine months ended October 31, 2023 in the Company Stores segment were $68.2 million, $5.6 million or 7.6% below the prior year period. The net sales decrease was primarily due to sales mix in the Company stores and a decrease in sales from the Company's online outlet store at www.movadocompanystore.com, partially offset by new store openings. As of both October 31, 2023 and 2022, the Company operated 55 retail outlet locations.

Gross Profit

Gross profit for the nine months ended October 31, 2023 was $273.6 million or 55.5% of net sales as compared to $324.6 million or 58.2% of net sales in the prior year period. The decrease in gross profit of $51.0 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 270 basis points for the nine months ended October 31, 2023 reflected an unfavorable impact of sales mix of approximately 220 basis points, the decreased leveraging of higher fixed costs over lower sales of approximately 60 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 30 basis points, partially offset by decreased shipping costs of approximately 40 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the nine months ended October 31, 2023 were $232.4 million, representing an increase from the prior year period of $2.0 million, or 0.9%. The increase in SG&A expenses was primarily due to the following factors: an increase in payroll related expenses of $8.7 million; and an increase in travel and entertainment expenses of $0.8 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $6.0 million and lower marketing expenses of $1.6 million. For the nine months ended October 31, 2023, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $2.2 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the nine months ended October 31, 2023, the Company recorded operating income of $31.9 million in the Watch and Accessory Brands segment which includes $36.0 million of unallocated corporate expenses as well as $55.4 million of certain intercompany profits related to the Company’s supply chain operations. For the nine months ended October 31, 2022, the Company recorded operating income of $78.5 million in the Watch and Accessory Brands segment which included $42.5 million of unallocated corporate expenses as well as $65.5 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $45.1 million combined with higher SG&A expenses of $1.5 million when compared to the prior year period. The decrease in gross profit was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of higher fixed costs over lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $1.5 million was primarily due to the following factors: an increase in payroll related expenses of $7.8 million; an increase in travel and entertainment expenses of $0.8 million; and an increase in professional fees of $0.4 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $5.9 million and lower marketing expenses of $1.6 million.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2023, the Company recorded an operating loss of $26.7 million which includes unallocated corporate expenses of $36.0 million. For the nine months ended October 31, 2022 the Company recorded an operating loss of $8.1 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $42.5 million. The increase in operating loss was the result of lower gross profit of $20.3 million, partially offset by a decrease in SG&A expenses of $1.7 million when compared to the prior year period. The decrease in gross profit of $20.3 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of higher fixed costs over lower sales, partially offset by lower shipping costs. The decrease in SG&A expenses of $1.7 million was primarily due to the following factors: a decrease in performance-based compensation of $5.9 million; and lower marketing expenses of $2.0 million. These decreases in SG&A expenses were partially offset by an increase in payroll related expenses of $5.4 million, an increase in travel and entertainment expenses of $0.4 million and an increase in professional fees of $0.2 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2023, the Company recorded operating income of $58.6 million which includes $55.4 million of certain intercompany profits related to the Company’s International supply chain operations. For the nine months ended October 31, 2022 the Company recorded operating income of $86.7 million in the International locations of the Watch and Accessory Brands segment which included $65.5 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $24.8 million combined with higher SG&A expenses of $3.3 million. The decrease in gross profit of $24.8 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of higher fixed costs over lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $3.3 million was primarily due to the following factors: an increase in payroll related expenses of $2.5 million; higher marketing expenses of $0.4 million; an increase in travel and entertainment expenses of $0.4 million; and an increase in professional fees of $0.2 million.

Company Stores Operating Income

The Company recorded operating income of $9.3 million and $15.7 million in the Company Stores segment for the nine months ended October 31, 2023 and 2022, respectively. The decrease in operating income of $6.4 million was primarily related to a decrease in gross profit of $6.0 million, mainly due to lower net sales combined with a lower gross margin percentage, and higher SG&A expenses of $0.4 million, reflecting a $0.9 million increase in payroll related expenses, partially offset by a decrease of $0.3 million in professional service fees. As of both October 31, 2023, and 2022, the Company Stores segment operated 55 retail outlet locations.

Other Non-Operating Income, net

For the nine months ended October 31, 2023, the Company recorded other income, net of $4.2 million primarily due to interest income, partially offset by a $0.5 million impairment related to an equity investment that sold its business and assets in which the Company expects to receive little or no return on its investment.

The Company recorded other income of $0.7 million primarily due to interest income for the nine months ended October 31, 2022.

Interest Expense

Interest expense was $0.4 million primarily due to the payment of unused commitment fees for both the nine months ended October 31, 2023 and 2022. There were no borrowings under the Company's revolving credit facility during the nine months ended October 31, 2023 and 2022.

Income Taxes

The Company recorded an income tax provision of $9.9 million and $20.9 million for the nine months ended October 31, 2023 and 2022, respectively.

The effective tax rate was 22.0% and 22.1% for the nine months ended October 31, 2023 and 2022, respectively. The significant components of the effective tax rate changed primarily due to the release of certain foreign valuation allowances in the prior year and a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI, partially offset by return to provision adjustments recorded in the prior year.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $34.6 million and $71.8 million for the nine months ended October 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2023 and October 31, 2022, the Company had $201.0 million and $186.7 million, respectively, of cash and cash equivalents. Of this total, $130.5 million and $56.7 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At October 31, 2023 the Company had working capital of $412.1 million as compared to $398.3 million at October 31, 2022. The increase in working capital was primarily the result of a decrease in accounts payable, accrued liabilities and accrued payroll and benefits and an increase in cash, partially offset by a decrease in inventories. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $7.4 million of cash provided by operating activities for the nine months ended October 31, 2023 as compared to $23.6 million of cash used in operating activities for the nine months ended October 31, 2022. Cash provided by operating activities for the nine months ended October 31, 2023 included net income of $35.1 million, positively adjusted by $15.5 million related to non-cash items. Cash provided by operating activities for the nine months ended October 31, 2023 included an increase in accrued liabilities of $12.3 million primarily as a result of timing of payments and a $10.8 million decrease in investment in inventories primarily due to timing of receipts to align with sales levels, partially offset by an increase of $42.0 million in trade receivables as a result of timing of receipts and change in sales mix, a change in income taxes of $14.5 million primarily due to timing of payments, a decrease in accounts payable of $7.5 million primarily due to timing of payments and a decrease in accrued payroll and benefits of $7.0 million primarily as a result of payments of performance-based compensation. Cash used in operating activities for the nine months ended October 31, 2022 was primarily due to a $66.2 million increase in investment in inventories, an increase of $50.0 million in trade receivables and a decrease in accrued payroll of $9.2 million, partially offset by net income of $73.7 million and an increase in accrued liabilities of $19.6 million.

Cash used in investing activities was $8.8 million for the nine months ended October 31, 2023 as compared to cash used in investing activities of $7.6 million for the nine months ended October 31, 2022. The cash used in the nine months ended October 31, 2023 was primarily related to capital expenditures of $6.6 million primarily due to new computer software and leasehold improvements and $2.0 million of long-term investments. Cash used in investing activities for the nine months ended October 31, 2022 included $4.7 million of capital expenditures and $2.7 million of long-term investments.

Cash used in financing activities was $48.6 million for the nine months ended October 31, 2023 as compared to cash used in financing activities of $51.9 million for the nine months ended October 31, 2022. The cash used in the nine months ended October 31, 2023 included $45.4 million in dividends paid, which included a special cash dividend of $1.00 per share, and $2.3 million in stock repurchased in the open market. Cash used in financing activities for the nine months ended October 31, 2022 included $28.2 million in stock repurchased in the open market and $23.6 million in dividends paid.

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

As of both October 31, 2023, and October 31, 2022, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2023 and October 31, 2022. At October 31, 2023, the letters of credit have expiration dates through May 31, 2024. As of both October 31, 2023, and October 31, 2022, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 5 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three and nine months ended October 31, 2023 and 2022, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of October 31, 2023, and 2022, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $6.5 million, respectively. As of October 31, 2023, and 2022, there were no borrowings against these lines. As of October 31, 2023 and 2022, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million and $1.1 million, respectively, in various foreign currencies, of which $0.8 million ($0.1 million was refunded in November) and $0.5 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both the nine-month periods ended October 31, 2023 and October 31, 2022, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $5.3 million of these commitments through fiscal 2023 and an additional $2.0 million during the first nine months of fiscal 2024 and may be called upon to satisfy capital calls in respect of the remaining $14.2 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024.

On March 23, 2023, the Company declared a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, both paid on April 19, 2023, to shareholders of record on April 5, 2023. The total dividends of $29.9 million were paid on April 19, 2023. The Company paid cash dividends of $0.35 per share, or $7.7 million, during the three months ended July 31, 2023; and $0.35 per share, or $7.8 million, during the three months ended October 31, 2023. The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022; $0.35 per share, or $7.9 million, during the three months ended July 31, 2022; and $0.35 per share, or $7.8 million, during the three months ended October 31, 2022. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the nine months ended October 31, 2023, the Company repurchased a total of 85,722 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $2.3 million, or an average of $27.40 per share. At October 31, 2023, zero remains available for purchase under the Company’s March 25, 2021 repurchase program and $18.6 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the nine months ended October 31, 2022, the Company repurchased a total of 795,456 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $28.2 million, or an average of $35.39 per share.

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

As of October 31, 2023, the Company’s entire net forward contracts hedging portfolio consisted of 20.7 million Chinese Yuan equivalent, 28.0 million Swiss Francs equivalent, 24.7 million U.S. dollars equivalent, 27.6 million Euros equivalent (including 3.0 million Euros designated as cash flow hedges) and 5.8 million British Pounds equivalent with various expiry dates ranging through April 4, 2024, compared to a portfolio of 35.1 million Chinese Yuan equivalent, 40.0 million Swiss Francs equivalent, 24.4 million U.S. dollars equivalent, 41.0 million Euros equivalent (including 14.0 million Euros designated as cash flow hedges) and 7.5 million British Pounds equivalent with various expiry dates ranging through April 20, 2023, as of October 31, 2022. If the Company were to settle its Swiss Franc forward contracts at October 31, 2023, the result would be a $0.6 million loss. If the Company were to settle its Euro forward contracts at October 31, 2023, the result would be an immaterial loss. As of October 31, 2023, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2023 and 2022; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at October 31, 2023 and 2022 was zero for both periods. During the nine months ended October 31, 2023, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended October 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of October 31, 2023, there have been no material changes to any of the risk factors previously reported in the Company’s 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $25.0 million of its outstanding common stock from time to time through September 30, 2022, depending on market conditions, share price and other factors. On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to an additional $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended October 31, 2023, the Company repurchased a total of 69,722 shares of its common stock at a total cost of $1.9 million, or an average of $27.49 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. There were no shares repurchased during the three months ended October 31, 2023, as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options; however there was a reduction of 739 shares repurchased during the three months ended October 31, 2023, related to activity during the three months ended July 31, 2023.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2023 – August 31, 2023	1,261	$26.56	2,000	$20,502,539
September 1, 2023 – September 30, 2023	40,000	27.06	40,000	19,420,062
October 1, 2023 – October 31, 2023	27,722	28.17	27,722	18,639,162
Total	68,983	$27.50	69,722	$18,639,162

Item 5. Other Information

During the quarterly period ended October 31, 2023, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: November 30, 2023	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)