Form 10-K
period 2024-01-31
MOVADO GROUP INC
filed 2024-03-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2023, was approximately $452 million (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors, executive officers and holders of greater than 10% of the registrant’s total voting power were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 20, 2024, were 15,643,432 and 6,483,116, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2024 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation, elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to geopolitical concerns; the impact of international hostilities, including the Russian invasion of Ukraine and war in the Middle East, on global markets, economies and consumer spending, on energy and shipping costs, and on the Company's supply chain and suppliers; supply disruptions, delivery delays and increased shipping costs; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; evolving stakeholder expectations and emerging complex laws on environmental, social, and governance matters; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business internationally including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and the success of hedging strategies related thereto.

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

The Company was incorporated in New York in 1967 under the name North American Watch Corporation to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950’s. Since then, strategic acquisitions of watch brands and their subsequent growth, along with license agreements, have played an important role in the expansion of the Company’s brand portfolio. Over time, the Company has developed its brand-building reputation and approach across an expanding number of brands and geographic markets.

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

The Company is highly selective in its licensing strategy and chooses to enter into long-term agreements with only powerful brands which it believes have strong positions in their respective businesses.

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

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$1,300 to $9,900	Concord and EBEL
Accessible Luxury	$395 to $3,995	Movado
Moderate and Fashion	$75 to $595	Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Tommy Hilfiger and Calvin Klein
Mass Market	Less than $75	—

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with stainless steel, brass, plastic, gold plating, or a combination of gold plating and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Calvin Klein, Coach, Hugo Boss, Lacoste, MVMT, Olivia Burton and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Samsung and Huawei.

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia. Well-known brands include Casio, Pulsar, Seiko and Timex. The Company does not compete in the mass market watch category.

Jewelry and Other Fashion Accessories

In addition to its core watch business, the Company also designs, sources, markets and distributes jewelry and, to a lesser extent, other fashion accessories such as sunglasses. The Company’s jewelry offerings consist mostly of fashion jewelry, although some fine jewelry pieces are also included in certain collections. We generally market our fashion accessories through the same distribution channels as our watches and use similar marketing approaches. Sales of jewelry accounted for 7.5% of our consolidated net sales in fiscal year 2024.

BRANDS

The Company designs, develops, sources, markets and distributes products under the following brands:

Owned Brands

Concord

Concord was founded through the harmonious collaboration of five Swiss visionaries in 1908. In 1979, Concord spearheaded the Swiss quartz revolution with one of the most important watches of the twentieth century: the Concord Delirium - the world's thinnest watch. More recently, to mark its 110th anniversary, Concord introduced a new logo depicting a knot. The knot signifies the brand’s foundation through harmonious unity and its laudable technical achievements and distinctive designs. The contemporary Mariner SL watch embodies this spirit and contributes to Concord’s strong legacy.

EBEL

EBEL’s success has been built upon the fusion of technical excellence and a passion for aesthetically daring and timeless, distinctive design. A passion for innovation and excellence in watch design has always been at the heart of the EBEL brand. EBEL was founded in 1911 by husband and wife Eugène Blum and Alice Lévy, in La Chaux-de-Fonds, Switzerland. Since its inception, EBEL has remained true to its core values, manufacturing fine Swiss watches that marry beauty and function. In 2017 EBEL successfully relaunched its most iconic collection, the EBEL Sport Classic, which is renowned for its iconic bracelet design with signature wave-shaped links that helped to establish the sport-chic category in the late 70’s. EBEL continues to create timepieces that embody luxury and contemporary elegance.

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

Movado is a hallmark of some of the most famous timepieces ever created, most notably, the Movado Museum® Watch. Designed in 1947 by Bauhaus-influenced artist Nathan George Horwitt, the watch dial defined by a solitary dot at 12 o’clock, symbolizing the sun at high noon, has been acclaimed for purity of design unrivaled in the history of time keeping. When Horwitt’s dial was selected for the permanent design collection of the Museum of Modern Art, New York, in 1960, it became the first watch dial ever awarded this distinction. This legendary dial is regarded as an icon of Modernism. A trademarked and award-winning design, the celebrated single dot dial now distinguishes a wide range of Movado timepieces.

Along with its long, rich heritage of design innovation, the Movado brand experience is also defined by a close, enduring association with the arts. Expressions of Movado’s commitment to the fine and cultural arts encompass commissioned watch designs by famed artists, affiliations with talented brand ambassadors, sponsorship of major arts institutions and support of emerging artists.

MVMT

The MVMT brand was founded in a Southern California apartment in 2013 by two entrepreneurs. Originally empowered by crowdfunding and built digitally with a community of social media followers, their philosophy was to create a brand offering quality, sleek watches that are accessible to young consumers. MVMT’s designs and messaging embody the spirit of adventuring, creating, and daring to disrupt the norm. The brand’s design catalogue has since expanded to include numerous unique watch collections, sunglasses, blue light blocking eyewear and jewelry.

Olivia Burton

Olivia Burton is a brand founded by two friends who started out as fashion buyers who recognized a gap in the market for unique and feminine women’s watch styles. Inspired by vintage, fashion trends and nature, the Olivia Burton design team blends contemporary and vintage styles to conceive new collections. As well as innovative timepieces, including unisex collections, Olivia Burton has a large and growing collection of jewelry styles that exhibit the same attention to detail seen in its watches.

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

Tommy Hilfiger Watches and Jewelry

Reflecting the fresh, fun, all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches are water resistant and feature quartz, digital or analog-digital movements, with stainless steel, aluminum, gold plated or two-tone cases and bracelets. Straps may feature genuine leather, leather alternatives, fabric, silicone or recycled or other plastics. The watch line includes fashion and sport models and the Company also produces and markets jewelry under the brand as well.

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

Calvin Klein Watches and Jewelry

The Calvin Klein collection of watches and jewelry was created with the modern customer in mind. Featuring timeless, minimalist designs that highlight Calvin Klein's globally recognized aesthetic, the collection of men's and women's accessories reflects the sensuality and boldness that has come to define the brand for over 50 years.

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

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. As the consumer footprint continues to evolve, the Company is increasingly focused on its digital marketing and online reach, including expanding and improving its social media channels and its messaging through individuals with significant social media followings (i.e., “influencers”), as well as elevating its customers’ digital experience globally through innovative technologies and consumer-facing initiatives. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising considers the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, including websites and social media platforms, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 19.2%, 16.8%, and 16.3% of net sales in fiscal 2024, 2023 and 2022, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Watch and Accessory Brands and Company Stores. For operating segment data and geographic segment data for the years ended January 31, 2024, 2023 and 2022, see Note 18 to the Consolidated Financial Statements regarding Segment and Geographic Information.

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

Company Stores

The Company’s subsidiary, Movado Retail Group, Inc., operates 51 retail outlet locations in outlet centers across the United States and four retail outlet locations in outlet centers in Canada, as well as an online outlet store at www.movadocompanystore.com. These stores serve as effective channels to sell current and discontinued models and factory seconds of the Company’s watches, jewelry, and other accessories.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each of the fiscal years ended January 31, 2024, 2023 and 2022 accounted for 54.6%, 54.0% and 57.9% of the Company’s net sales, respectively.

BACKLOG

At March 20, 2024, the Company had unfilled orders of $41.0 million compared to $40.7 million at March 20, 2023 and $60.9 million at March 21, 2022. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company permits the return of defective products. In addition, although the Company generally has no obligation to do so, it accepts other returns from customers in certain instances.

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

The Company generally retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches.

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

Under an amended and restated license agreement with Tommy Hilfiger Licensing LLC ("Tommy Hilfiger") entered into on March 20, 2020 and effective as of January 1, 2020 (the “Tommy Hilfiger License Agreement”), the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture, marketing, advertising, sale and distribution of watches and jewelry worldwide (excluding sales to certain accounts in Japan). The Tommy Hilfiger License Agreement expires December 31, 2024 and may be extended by the Company for an additional five years ending on December 31, 2029, subject to the satisfaction of minimum sales requirements and approval of a new business plan in the licensor’s reasonable discretion. The Company has notified Tommy Hilfiger of its intent to extend the agreement and will submit a new business plan for Tommy Hilfiger's approval in the first half of fiscal 2025.

On March 17, 2022, the Company entered into an amended and restated license agreement with Hugo Boss Trade Mark Management GmbH & Co. that extended the term and made certain other changes to the license agreement originally entered into by the parties on December 15, 2004, as previously amended, under which the Company received a worldwide exclusive license to use trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches. The current license agreement expands the arrangement to include BOSS-branded jewelry and continues the relationship through December 31, 2026, subject to certain rights of the Company to extend for an additional five years upon satisfaction of specified conditions.

On August 30, 2022, the Company entered into an amended and restated license agreement with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. (the “Lacoste License Agreement”), extending the term and making certain other changes to the license agreement originally entered into by the parties in 2006 as previously extended in 2014, under which the Company received a worldwide exclusive license to use the LACOSTE® name and the distinctive “crocodile” logo to design, produce, market and distribute watches. The amended Lacoste License Agreement, which has an effective date of January 1, 2022, continues through December 31, 2031, and authorizes the Company to produce and sell jewelry in addition to watches.

Effective August 19, 2020, the Company and Calvin Klein, Inc. (“CKI”) entered into a trademark license agreement under which CKI granted the Company a worldwide license to use the trademarks CALVIN KLEIN and CK/CALVIN KLEIN in connection with the development, manufacture, distribution, advertising, promotion and sale of watches and jewelry commencing January 1, 2022. The license is exclusive, subject to limited exceptions. The term of the Agreement continues until December 31, 2026, and may be renewed by the Company for an additional five years, subject to certain conditions, including the achievement of specified minimum sales.

The Company also owns a number of design patents and other design rights in the United States and internationally for various watch designs, as well as designs of watch dials, cases, bracelets and jewelry.

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including customs authorities in the United States and internationally, and, when necessary, suing infringers of its intellectual property rights. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. The Company has registered certain of its brands' trademarks with customs authorities in the United States and certain other countries in order to assist such authorities in their efforts to prevent the importation of counterfeit goods or goods bearing confusingly similar trademarks. Customs regulations generally do not, however, protect against the unauthorized importation of genuine products.

COMPETITION

The markets for each of the Company’s watch and jewelry brands are highly competitive. Except for Swatch Group, Ltd., a large Swiss-based competitor, no single company directly competes with the Company across all of its brands. Multiple companies, however, compete with Movado Group with respect to one or more of its brands. Certain of these companies have, and other companies that may enter the Company’s markets in the future may have, greater financial, distribution, marketing and advertising resources than the Company. The Company’s future success will depend, to a significant degree, upon its continued ability to compete effectively regarding, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company’s watches and other products.

HUMAN CAPITAL

The Company believes that trust, respect, passion, creativity, ambition, and teamwork are critical to achieving its goals and therefore promotes a culture built around these values.

Demographics

The following table summarizes the Company’s global workforce as of January 31, 2024:

	Full-Time Employees	Part-Time Employees	Temporary Employees	Total
Global	1,089	387	72	1,548
Americas	582	341	59	982
Asia-Pacific	209	-	5	214
Europe, Middle East & Africa	298	46	8	352

Attraction and Retention of Employees

The Company strives to attract and retain a highly talented and engaged workforce and believes that its supportive culture, dedication to employee well-being, competitive compensation and benefits programs, employee development and training offerings, diversity and inclusion initiatives, and philanthropic and community engagement help in this endeavor. Approximately 29% of the Company’s non-retail employees have been with the Company for more than 10 years, and approximately 51% have been with the Company for at least five years.

Employee Well-Being

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

Diversity & Inclusion

The Company seeks to provide a work environment in which all employees are treated with dignity and respect and are not discriminated against on the basis of age, color, disability, marital or parental status, national origin, race, religious beliefs, sexual orientation, gender identity, veteran status, or any other legally protected status. The Company recognizes that embracing an inclusive workforce leads to greater innovation, increased productivity, and higher job satisfaction. Accordingly, the Company strives to welcome and foster ideas and to create workplaces that bring together people with diverse perspectives.

As of January 31, 2024, the Company had an eight-member Board of Directors, including two female Board members and three Board members from underrepresented minorities.

As of January 31, 2024, women represented approximately 62% of the Company's global employees, and underrepresented minorities (defined as those who identify as Black/African American, Hispanic, Native American, Asian, Pacific Islander and/or two or more races) represented approximately 55% of the Company's U.S. employees.

Community Engagement

The Company is committed to engaging with and giving back to its communities and facilitates opportunities for its brands and employees to donate time and make monetary contributions to charitable organizations. The Company is the corporate sponsor of The Movado Group Foundation, a nonprofit organization that supports philanthropic campaigns in the United States with particular emphasis on sustaining the arts. Programs and support vary by year, need and available resources.

REGULATION

We are subject to laws and regulations regarding customs (including tariffs and retaliatory tariffs), tax, employment, privacy, data protection, truth-in-advertising, consumer product safety, environmental, waste management, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, packaging, promotion, sale and disposal of consumer products and our corporate, retail and distribution operations. Changes in such laws and regulations could have a material adverse effect on our results of operations and financial condition, although the Company is not aware of any such pending changes that would have a material adverse effect on the Company's capital expenditures, including capital expenditures for environmental control facilities, earnings or competitive position. For a discussion of certain risks related to compliance with laws and regulations, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business”, “Regulatory restrictions and a changing marketing environment could materially and adversely affect the Company's ability to penetrate key market segments, resulting in the loss of market share and revenue”, “Failure to meet environmental, social and governance regulations, expectations or standards could adversely affect the Company's business, reputation, results of operations and financial condition”, “The Company’s e-commerce business is subject to numerous risks that could have an adverse effect on the Company’s business and results of operations”, “Changes to laws or regulations impacting the industries in which the Company operates could require it to alter its business practices which could have a material adverse effect on its results of operations”, “Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations” and “The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations”, under Item 1A. Risk Factors, below.

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

Investors and others should note that the Company announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. The Company intends to also use its investor relations webpage at https://www.movadogroup.com/investors/overview as a means of disclosing information about the Company, its services and other matters and for complying with its disclosure obligations under Regulation FD. The information the Company posts on its investor relations webpage may be deemed material. Accordingly, investors should monitor the investor relations webpage, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. The information posted on the investor relations webpage is not a part of this Annual Report or any other document we file with the SEC, and its inclusion is as an inactive textual reference only.

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

The Company’s results are dependent on a number of factors impacting consumer confidence and spending in key markets, including, but not limited to, general economic and business conditions; wages and employment levels; volatility in the stock market; home values and housing costs; inflation; consumer debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign currency exchange rates; commodity prices; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad.

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as the Company’s products, that are viewed as discretionary items. In addition, events such as international hostilities (including the Russian invasion of Ukraine and war in the Middle East), terrorism, natural disasters or outbreaks of disease may further suppress consumer spending on discretionary items. If any of these events should occur or intensify, the Company’s future sales could decline and the Company’s results of operations could be materially adversely affected. This could also result in the potential for impairment surrounding our long-lived assets.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

Over 80% of the Company's product unit volume originates from Asia, with the vast majority coming from China. Substantially all of the remaining products originate from Europe.

The Company also generates approximately 56.8% of its revenue from international sources.

Factors that could affect this business activity vary by region and market and generally include, without limitation:

•
instability or changes in social, political, public health, environmental, and/or economic conditions that could disrupt the production or trade activity in the countries where the Company’s manufacturers, suppliers and customers are located;
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

Any of these factors could result in a material adverse effect on the Company's results of operations and financial condition.

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

Additional U.S. Special Tariffs or other restrictions placed on imports from China, and any retaliatory trade measures taken by China, may have a material adverse impact on the Company’s financial condition and results of operations.

Starting in July 2018, the U.S. government announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs in addition to the regular tariffs that have historically applied to such products. Most of the Company’s packaging products are made in China and became subject to a U.S. special 10% tariff in September 2018, which was increased to 25% effective May 10, 2019. In addition, most of the bands used in the production of the Company’s traditional watches are made in China and became subject to the U.S. special 15% tariff effective September 1, 2019, although the tariff rate was decreased to 7.5% effective February 14, 2020.

If the U.S. special tariffs were to increase, the Company may seek to raise prices for watches sold in the United States, which is the Company’s single largest market, which could result in the loss of customers and harm its operating performance. Alternatively, the Company may seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its, costs, sales and results of operations. In addition, the Company’s business may be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could materially harm its financial condition and results of operations.

The Company's inability to successfully recover from extreme weather conditions, natural disasters or other catastrophic events or developments impacting business continuity or sales opportunities could result in loss of human capital, revenue, production capability, logistics efficiency, reputational harm or legal liability, any of which could materially harm its financial condition and results or operations.

The Company has a complex global operations, supply chain and distribution network. If the Company or key participants in its value chain were to experience a local or regional natural disaster or other development impacting business continuity, such as an earthquake, hurricane, flood, wildfire, tsunami, other natural or man-made disaster, political crisis such as terrorist attacks, war, and other political instability, public health crisis including infectious disease outbreaks, pandemics, and endemics, or other catastrophic event, its continued success will depend, in part, on the safety and availability of personnel, facilities, and raw materials, and on the proper functioning of manufacturing, transportation, computer, telecommunication and other systems and services. Climate change exacerbates these risks by increasing the frequency and severity of extreme weather events and natural disasters. If the Company cannot efficiently respond to disruptions in our operations, for example, by finding alternative suppliers or distributors or quickly repairing damaged systems, it may be late in fulfilling customer orders, thereby resulting in reputational damage, lost sales, or cancellation charges, any of which could materially harm its financial condition and results of operations. In addition, natural disasters may disrupt purchasing behaviors, negatively impacting revenue generation.

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

In addition, a large portion of the Company’s wholesale business is based on sales to major jewelry store chains and department stores. The retail industry has experienced changes in ownership, contraction and consolidations. Future reorganizations, changes of ownership and consolidations could further reduce the number of retail doors in which the Company’s products are sold and increase the concentration of sales among fewer large regional retailers, which could materially adversely affect the Company’s wholesale business.

The Company faces intense competition in the worldwide watch industry not only from competitors selling traditional watches but also from those selling smart watches and other wearables.

The watch industry is highly competitive and the Company competes globally with numerous manufacturers, importers, distributors and Internet-based retailers, some of which are larger than the Company and have greater financial, distribution, advertising and marketing resources. The Company’s products compete on the basis of price, features, brand image, design, perceived desirability and reliability. However, there can be no assurance that the Company’s products will compete effectively in the future and, unless the Company remains competitive, its future results of operations and financial condition could be adversely affected. The Company also faces significant competition from companies introducing and selling smart wearable devices including smart watches. Many of these companies have significantly greater financial, distribution, advertising and marketing resources than does the Company. The sale of these new smart products could materially adversely impact the traditional watch market and the Company’s results of operations and financial condition.

The design, sourcing, marketing, distribution and after-sales servicing of smart watches involve additional challenges to those applicable to traditional watches.

Although the Company is not currently manufacturing new smart watch models, to the extent the Company elects to launch or maintain smart watch offerings, important differences in the way smart watches are designed, sourced, marketed, distributed, and serviced as compared to traditional watches may make it more difficult to compete successfully in the smart watch market, particularly for competitors such as the Company that must rely on the expertise of third parties who are active in this market. For example, smart watches’ significant reliance on technology increases the risk of allegations of infringement on the intellectual property rights of others. Smart watch product development entails greater fixed costs than those for traditional watches, which means that higher unit sales of smart watches are generally needed in order to achieve reasonable gross margins. In addition, consumers may expect that smart watches, particularly the more expensive models, will for many years continue to function and be compatible with the smartphone operating systems with which they were intended to interface, including future updates to such operating systems. Since the Company has no control over such operating system updates, it cannot assure such continued compatibility. If the Company fails to meet consumers’ expectations regarding the long-term functioning of any smart watches that it sells, the Company may suffer reputational damage that could adversely affect its business, results of operations and financial condition.

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

The Company utilizes various marketing service providers and technologies, including third-party cookies, pixels, and other automated means (“Third-Party Cookies”), to provide a data-driven, personalized consumer experience. In response to privacy regulations and consumer preferences, technology companies have begun moving toward a “cookieless future,” web browsers are implementing certain cookie-blocking measures, and ecommerce sites are offering various privacy settings options. Scrutiny of consumer marketing practices is increasing, and regulatory expectations and oversight are expanding, especially around product sustainability claims. These shifts are changing how the Company markets to and engages with consumers. If the Company’s adjustments are delayed or are not as effective as current advertising and marketing strategies, the Company’s conversion rate may be adversely affected, brand recognition may decline, market share may be negatively impacted, and sales, profitability and results of operations could be materially and adversely affected. In addition, a small number of large digital advertising companies control a majority of the digital advertising market in many countries, and continued consolidation in the industry could further increase those companies' market share. Digital advertising has become more expensive in recent years and further industry consolidation or the tightening of regulatory restrictions could accelerate this trend. Increased advertising costs could materially and adversely affect the Company's profitability and results of operations.

Failure to meet environmental, social and governance regulations, expectations or standards could adversely affect the Company’s business, reputation, results of operations and financial condition.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on the environmental, social and governance (ESG) performance of companies, including climate change, greenhouse gas emissions, human and civil rights, diversity, equity and inclusion initiatives, and supply chain conditions. In addition to the rapidly developing legal obligations imposed by governmental and self-regulatory organizations, a variety of third-party bodies and institutional investors evaluate the performance of companies on ESG topics. Understanding, developing, and acting on ESG matters, complying with legal obligations, and collecting, measuring, validating, and reporting ESG-related information and metrics can be costly, difficult, and time-consuming, especially as requirements and expectations continue to evolve. As a responsible corporate citizen, the Company actively manages ESG issues and makes statements about its ESG policies and initiatives through its annual Corporate Responsibility Report and various other communications; however, the Company cannot guarantee that it will achieve its announced goals. In addition, the Company could be criticized for the nature and scope of any goals set or not set or for the accuracy, adequacy, or completeness of the Company’s disclosures. The Company's failure or perceived failure to achieve such goals or to meet ESG expectations could harm the Company's reputation, adversely impact its ability to attract and retain customers and talent, impair its access to or cost of capital, and expose it to legal and regulatory proceedings and increased scrutiny, thereby adversely affecting the Company’s business, results of operations and financial condition.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company’s license agreements include certain minimum royalty payments and other material requirements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2024, the Company's licensed brands represented 53.9% of the Company’s net sales. While the Company is not substantially dependent on any one licensed brand, the loss of a single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each of the fiscal years ended January 31, 2024, 2023 and 2022 accounted for 54.6%, 54.0% and 57.9% of the Company’s net sales, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

Additionally, since many of the Company’s retail outlets are located near vacation destinations, factors that affect travel could decrease outlet center traffic. Such factors include the price and supply of fuel, travel concerns and restrictions (including those due to disease outbreaks such as COVID 19), international instability, terrorism and inclement weather. Future closures of the Company’s retail stores or reductions in foot traffic could have a material adverse effect on retail sales and the profitability of the Company Stores segment.

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

The Company’s outlet stores are strategically located in top outlet centers in the United States and Canada, many of which are located near vacation destinations. Due to significant industry consolidation in recent years, the remaining outlet center operators use their significant market power to increase rents in prime locations when existing leases are renewed or new leases are executed.

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

Although sales through the Company’s e-commerce channels have constituted a minority of its net sales historically, such sales are growing, and the Company expects to continue to grow its e-commerce business in the future. Though direct-to-consumer sales generally have higher profit margins and provide the Company with useful insight into the impact of its marketing campaigns, further development of the Company’s e-commerce business also subjects the Company to a number of risks. The Company’s online sales may negatively impact the Company’s relationships with wholesale customers and distributors and their willingness to invest in the Company’s brands if they perceive that the Company is competing with them. In addition, the Company's sales via major online marketplaces have grown significantly in recent years, and these sales could be adversely impacted by changes in the marketplace operators' strategies regarding the sale of the Company's products or product categories. There also is a risk that the Company’s e-commerce business may divert sales from the Company’s own brick and mortar stores. The Company’s failure to successfully respond to these risks might adversely affect sales in the Company’s e-commerce business as well as damage its reputation and brands.

In addition, online commerce is subject to increasing privacy regulation by states, the U.S. federal government, and various foreign jurisdictions. Compliance with these laws may increase the Company’s costs of doing business, and the Company’s failure to comply with these laws may subject the Company to potential fines, claims for damages and other remedies, any of which would have an adverse effect on the Company’s financial condition and results of operations.

If the technology-based systems that give the Company’s customers the ability to shop online do not function effectively, the Company’s operating results could be materially adversely affected.

Many customers shop with the Company through its online platforms, often through mobile devices. The Company is increasingly using social media and proprietary mobile applications to interact with the Company’s customers and to enhance their shopping experience. Any failure on the Company’s part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place the Company at a competitive disadvantage, result in the loss of e-commerce and other sales, harm the Company’s reputation with customers, and have a material adverse impact on the growth of the Company’s e-commerce business globally and its results of operations.

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

Many of the Company’s customers, suppliers and business partners rely on a stable, liquid and well-functioning financial system to fund their operations, and a disruption in their ability to access liquidity could cause serious disruptions to or an overall deterioration of their businesses which could impair their ability to meet their obligations to the Company, including delivering product ordered by the Company and placing or paying for future orders of the Company’s products, any of which could have a material adverse effect on the Company’s results of operations and liquidity. The recent tightening of monetary policies of countries throughout the world in response to inflationary pressures have resulted in interest rate increases and could reduce availability of credit.

An increase in product returns or lost product could negatively impact the Company’s operating results and profitability.

The Company permits the return of defective products and accepts limited amounts of non-defective product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been relatively consistent with management’s expectations and the provisions established, in recent years the number and frequency of consumer reports of lost packages or delivery delays have increased, and national carriers have changed their policies to make it more difficult for companies to recover the value of associated losses. In addition, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products, expected returns or carrier-related losses could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

The Company relies on independent parties to manufacture its products. Any loss of an independent manufacturer, or the Company’s inability to deliver quality goods in a timely manner, could have an adverse effect on customer relations, brand image, net sales and results of operations.

The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand. Most of these manufacturers rely on third-party suppliers for the various component parts needed to assemble finished watches sold to the Company. All such independent manufacturers and suppliers must achieve and maintain the Company’s high-quality standards and specifications. Their inability to do so could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers’ orders. In addition, delays in delivery of satisfactory products could have a material adverse effect on the Company’s profitability, particularly during the fourth quarter. The Company generally does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources. Any loss of an independent manufacturer or disruption in the supply chain with respect to critical component parts may result in the Company’s inability to deliver quality goods in a timely manner and could have an adverse effect on customer relations, brand image, net sales and results of operations. In this regard, the Company relies on only three Swiss watch movement manufacturers, one of which is a wholly owned subsidiary of a competitor of the Company, and only one of which supplies mechanical movements. The elimination or disruption of any of these manufacturers could disrupt the Company's Swiss watch operations. This is particularly true for mechanical movements given the single source of supply, although mechanical movements are only used in a relatively small number of the Company's watch styles.

The Company contractually obligates its independent finished goods manufacturers to adhere to the Company’s vendor code of conduct and similar codes of conduct adopted by the Company’s trademark licensors, and the Company monitors for compliance by conducting periodic factory audits. There can be no assurance, however, that all of the Company’s manufacturers will consistently comply with labor and other laws and operate in accordance with ethical standards. Deviations from these laws and standards could interrupt the shipment of finished products and damage the Company’s reputation and could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company conducts business, either directly or indirectly, in numerous countries and accordingly is subject to a multitude of legal requirements impacting the industries in which it operates. Changes to existing laws and regulations or new laws and regulations could impose new requirements and additional costs on the Company and its suppliers, making the Company’s products or packaging more costly to produce and forcing the Company to change its existing business practices. Any resulting costs increases could place the Company at a competitive disadvantage and sales of its products could decline, adversely affecting its financial condition and results of operations.

Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in U.S. federal, state and international tax laws and regulations, including changes suggested by the U.S. presidential administration, could have an adverse impact on our tax liabilities and effective tax rate. In addition, the overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty around taxation in many jurisdictions. For example, the Organization for Economic Cooperation and Development, ("OECD"), which represents a coalition of western countries, including the U.S., is implementing changes to numerous long-standing tax principles, including enacting a global minimum tax and expanding the digital taxing rights of market countries. Furthermore, a number of countries where the Company does business, including many European countries, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Foreign countries may decide to enact tax laws that may negatively affect the Company’s foreign tax liabilities in response to any real or perceived negative effects of the U.S. tax changes on their countries, and/or states or local governments may decide to enact additional tax laws that may increase tax liabilities for companies doing business in those jurisdictions as they see opportunities to capitalize on the reduction in the federal corporate tax rate. Finally, while the Company believes its tax positions are consistent with the tax laws in the jurisdictions in which the Company conducts business, the final outcome of tax audits or disputes could result in adjustments to the Company’s tax liabilities which could have a material adverse effect on the Company’s effective tax rate, results of operations, cash flows and financial condition.

The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations.

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The shift in our business toward e-commerce, and the expansion of our business in certain jurisdictions, and our greater reliance on cloud services may subject us to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving, may increase restrictions relating to the receipt, transfer, processing and retention of personal data, and the restrictions imposed thereby are not always clear. In addition, foreign court decisions and regulatory actions could impact our ability to receive, transfer and process personal data relating to our employees and direct and indirect customers. The Company may need to update its data map or take other measures to comply with these requirements and interpretive guidance, a process that is complex, time consuming, and complicated by rapidly evolving and expanding cloud services and solutions. Existing and proposed privacy and data protection laws and regulations around the world result and may continue to result in significant compliance risks, operating costs, diverted resources from other initiatives and projects, marketing restrictions, limitations on service offerings, and negative publicity for the Company and may subject it to remedies that may harm its business, including fines, regulatory penalties, orders to modify or cease existing business practices, and significant legal liability. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, and violation of data privacy laws.

Identifying and assessing cybersecurity risk is integrated into the Company’s overall risk management processes. Cybersecurity risks are identified and addressed through internal information technology security, governance, risk and compliance reviews, as well as periodic third-party assessments. To defend, detect and respond to cybersecurity incidents, the Company maintains technical and organizational safeguards, including employee training, incident response capability reviews and exercises, cybersecurity insurance and disaster recovery plans. The Company also performs penetration testing to test security controls and monitors emerging laws and regulations related to data protection and information security. In addition, the Company performs third-party risk management (including gathering information via questionnaires and/or service organization controls (SOC) reports) to identify and mitigate risks from third parties such as vendors, suppliers and major customers that process the Company’s employee, business or customer data.

The Company’s cybersecurity incident response and breach management processes are intended to detect and analyze security incidents; to contain, eradicate and recover from such incidents; and to conduct a post-incident analysis to determine whether any changes to processes or security measures are merited. Such incident responses are overseen by a Breach Response Team consisting of leaders from the Company’s Information Technology, Legal, Finance, Risk Management and Human Resources departments, with the assistance of external technical, legal and law enforcement support, as and when appropriate. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality and operational, business and privacy impact, as well as the potential need for timely public disclosure.

From time to time the Breach Response Team conducts tabletop exercises to simulate responses to cybersecurity incidents, including the analysis of risks and the development of detection, mitigation and remediation strategies. The Breach Response Team also uses these exercises as an opportunity to discuss other topics related to cybersecurity, including notable developments in this area.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents or incurred any material expenses related to cybersecurity incidents. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A. Risk Factors – “The Company depends on its information systems to run its business and any significant breach of or disruption to those systems could materially disrupt the Company’s business” and “If the Company were to experience a significant privacy breach, it could be subject to costly government enforcement actions and private litigation and suffer significant negative publicity which could materially and adversely affect the Company’s results of operations,” which are incorporated by reference into this Item 1C.

Governance

The Audit Committee of the Board of Directors has assumed responsibility for the oversight of management’s strategies and processes for addressing risks from cybersecurity threats. The Audit Committee or the full Board receives quarterly updates regarding cybersecurity and data privacy matters from senior management, including leaders from the Information Technology and Legal teams. This generally includes briefings regarding existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), a cybersecurity maturity scorecard, status of key information security initiatives, and significant developments in data privacy regulations.

The Company’s cybersecurity risk management and strategy processes are overseen by leaders from the Information Technology team (specifically, the Company’s chief technology officer, its chief information officer, and its senior manager for cybersecurity) who collectively have over 75 years of prior work experience in various information technology roles, including security, auditing, compliance, systems and programming, and whose credentials have included Certified in the Governance of Enterprise IT (CGEIT),

Certified in Risk and Information Systems Control (CRISC) and Certified Information Systems Security Professional certifications. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of, cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Potentially significant cybersecurity incidents are reported to the Breach Response Team. If the Breach Response Team deems the incident material, it will promptly notify the Audit Committee or the full Board of Directors. The Audit Committee or Board receives updates regarding other incidents during management’s regular quarterly cybersecurity updates. In addition, the Company's Internal Audit function, whose leader possesses a Certified Information System Auditor (CISA) certification, reviews certain cybersecurity controls in connection with its information technology audit procedures.

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2024, the Company’s leased facilities individually comprising more than 20,000 square feet were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	August 2035
Paramus, New Jersey	Executive offices	90,100	June 2030
Bienne, Switzerland	Corporate and sales functions and watch distribution, assembly and repair	56,700	December 2032
Hong Kong	Watch distribution	44,800	April 2024

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 20, 2024, there were 40 holders of record of the Company’s class A common stock and 295 holders of record of the Company’s common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 20, 2024, the closing price of the Company’s common stock was $26.85. Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. There is currently no established public trading market for the class A common stock.

During each quarter of fiscal 2024, the Company declared cash dividends on its common stock and class A common stock. Although the Company currently expects to continue to declare cash dividends in the future, the decision as to whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. For dividends declared and paid during fiscal 2024, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through November 23, 2024, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the fiscal year ended January 31, 2024, the Company repurchased a total of 111,722 shares of its common stock at a total cost of $3.1 million, or an average of $27.89 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 22,034 shares were repurchased during the fiscal year ended January 31, 2024 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2024.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2023 – November 30, 2023	—	—	—	$18,639,162
December 1, 2023 – December 31, 2023	25,576	$27.39	7,000	$18,423,900
January 1, 2024 – January 31, 2024	19,659	$29.04	19,000	$17,872,716
Total	45,235	$28.10	26,000	$17,872,716

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2024 with that of the S&P SmallCap 600 Index, the Broad Market (NYSE Stock Market – U.S. Companies) and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2019 and the reinvestment of dividends (where applicable).

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
01/31/19
01/31/20
01/31/21
01/31/22
01/31/23
01/31/24
Movado Group, Inc.
S&P SmallCap 600 Index
NYSE Composite Index
Russell 2000 Index

Comparison of Cumulative Five Year Total Return $250 $200 $150 $100 $50 $0 01/31/16 01/31/17 01/31/18 01/31/19 01/31/20 01/31/21 Movado Group, Inc. S&P SmallCap 600 Index NYSE Composite Index Russell 2000 Index

Company Name / Index	1/31/19	1/31/20	1/31/21	1/31/22	1/31/23	1/31/24
Movado Group, Inc.	100.00	55.70	67.14	123.61	122.84	104.56
S&P SmallCap 600 Index	100.00	106.57	131.27	145.25	143.89	146.49
NYSE (U.S. Companies)	100.00	113.57	123.05	145.40	143.43	155.04
Russell 2000 Index	100.00	109.21	142.16	140.45	135.70	138.96

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

56.8% of the Company’s total sales are from international markets (see Note 18 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British Pounds and Swiss Francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes. The Company reduces its exposure to exchange rate risk through a hedging program.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia account for 30.5%, 9.3%, 9.0% and 8.0%, respectively, of the Company’s total net sales for fiscal 2024. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays; and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 54.6% and 54.0% of the Company’s net sales for the fiscal years ended January 31, 2024 and 2023, respectively.

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

Since a significant amount of the Company’s product costs are incurred in Swiss Francs, fluctuations in the U.S. dollar/Swiss Franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss Franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss Franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2024 and 2023.

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

Other Non-Operating Income, net

Other non-operating income, net consist primarily of interest income and the non-service components of the Company's Swiss pension plan. In addition, for the fiscal year ended January 31, 2024, the Company recorded an impairment related to an equity investment in a consumer products company that sold its business and assets in which the Company expects to receive little or no return on its investment. Also, for the fiscal year ended January 31, 2022, the Company recorded other non-operating income due to the final settlement related to a sale of a building in an international location in the prior year period.

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

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated at the time of acquisition based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. The Company determined that there was no impairment in fiscal 2024, fiscal 2023 or in fiscal 2022.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. No impairment charge was recorded in fiscal 2024, fiscal 2023 or fiscal 2022.

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

RECENT DEVELOPMENTS AND INITIATIVES

The Inflation Reduction Act of 2022

In August 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law by President Biden. Among other things, the IR Act implemented a 1% excise tax on the fair market stock repurchases by covered corporations, a 15% minimum tax based on adjusted financial statement income of certain large corporations, and several tax incentives to promote clean energy. Although the Company is continuing to evaluate the IR Act and its potential impact on future periods, at this time the Company does not expect the IR Act to have a material impact on its Consolidated Financial Statements.

The OECD has issued Pillar Two model rules implementing a new global minimum tax of 15%, which is intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, several other countries have adopted and enacted changes to their legislation in response to Pillar Two. The Company's turnover currently does not meet the minimum requirements that were set by OECD inclusive framework and rules. Although the Company will continue to evaluate and monitor the enactments of Pillar Two, to the extent that Pillar Two becomes applicable, the Company does not expect a material impact on its Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2024 compared to fiscal 2023 along with a discussion of the changes in financial condition during fiscal 2024. For a discussion of our results of operations in fiscal year 2023 compared to fiscal year 2022, please see “Results of Operations” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2024	2023
Watch and Accessory Brands:
United States	$191,266	$227,268
International	377,400	413,071
Total Watch and Accessory Brands	568,666	640,339
Company Stores
United States	98,990	106,645
International	4,945	4,914
Total Company Stores	103,935	111,559
Net sales	$672,601	$751,898

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2024	2023
Watch and Accessory Brands:
Owned brands category	$198,612	$230,277
Licensed brands category	362,311	399,556
After-sales service and all other	7,743	10,506
Total Watch and Accessory Brands	568,666	640,339
Company Stores	103,935	111,559
Consolidated total	$672,601	$751,898

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2024	2023
Net sales	100.0%	100.0%
Gross margin	55.1%	57.7%
Selling, general and administrative expenses	46.9%	41.7%
Operating income	8.1%	16.0%
Other income, net	0.9%	0.3%
Interest expense	0.1%	0.1%
Provision for income taxes	1.9%	3.3%
Noncontrolling interests	0.1%	0.3%
Net income attributable to Movado Group, Inc.	6.9%	12.6%

Fiscal 2024 Compared to Fiscal 2023

Net Sales

Net sales for fiscal 2024 were $672.6 million, representing a $79.3 million or 10.5% decrease from the prior year. This decrease is attributable to the Watch and Accessory Brands segment and, to a lesser extent, the Company Stores segment. For fiscal 2024, fluctuations in foreign currency exchange rates positively impacted net sales by $8.6 million when compared to the prior year. Excluding this $8.6 million impact, net sales would have decreased by 11.7% as compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales for fiscal 2024 in the Watch and Accessory Brands segment were $568.7 million, below the prior year by $71.7 million, or 11.2%. The decrease in net sales was primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers in both the United States and International locations and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for fiscal 2024 in the United States locations of the Watch and Accessory Brands segment were $191.3 million, below the prior year by $36.0 million, or 15.8%, resulting primarily from decreased volumes due to lower demand in the Company's wholesale customers in both the owned and licensed brand categories and a decrease in online retail. The net sales recorded in the owned brands category decreased $27.2 million, or 15.8%, and net sales recorded in the licensed brand category decreased $8.7 million, or 17.1%.

International Watch and Accessory Brands Net Sales

Net sales for fiscal 2024 in the International locations of the Watch and Accessory Brands segment were $377.4 million, below the prior year by $35.7 million, or 8.6%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $8.6 million when compared to the prior year. The decrease in net sales was in both the owned and licensed brand categories primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $4.5 million, or 7.7%, primarily due to net sales decreases in Europe, the Americas (excluding the United States) and the Middle East, partially offset by a net sales increase in Asia. The net sales decrease in the licensed brands category was $28.5 million, or 8.2%, primarily due to net sales decreases in Europe and the Americas (excluding the United States), partially offset by net sales increases in the Middle East and Asia.

Company Stores Net Sales

Net sales for fiscal 2024 in the Company Stores segment were $103.9 million, $7.6 million or 6.8% below the prior year. The net sales decrease was primarily due to sales mix in the Company stores and a decrease in sales from the Company's online outlet store at www.movadocompanystore.com, partially offset by new store openings. As of January 31, 2024 and 2023, the Company operated 55 retail outlet locations.

Gross Profit

Gross profit for fiscal 2024 was $370.4 million or 55.1% of net sales as compared to $433.9 million or 57.7% of net sales in the prior year. The decrease in gross profit of $63.5 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 260 basis points for fiscal 2024 reflected an unfavorable impact of sales mix of approximately 180 basis points, the decreased leveraging of higher fixed costs over lower sales of approximately 90 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 30 basis points, partially offset by decreased shipping costs of approximately 40 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for fiscal 2024 were $315.7 million, representing an increase from the prior year of $2.1 million, or 0.7%. The increase in SG&A expenses was primarily due to the following factors: an increase in payroll related expenses of $11.0 million; higher marketing expenses of $1.4 million; and an increase in travel and entertainment expenses of $1.1 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $10.9 million and a decrease in professional service fees of $0.4 million. For the year ended January 31, 2024, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $3.7 million when compared to the prior year.

Watch and Accessory Brands Operating Income

For fiscal 2024, the Company recorded operating income of $37.5 million in the Watch and Accessory Brands segment which includes $30.8 million of unallocated corporate expenses as well as $71.5 million of certain intercompany profits related to the Company’s supply chain operations. For fiscal 2023, the Company recorded operating income of $95.0 million in the Watch and Accessory Brands segment which included $37.0 million of unallocated corporate expenses as well as $81.0 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $56.0 million combined with higher SG&A expenses of $1.5 million when compared to the prior year. The decrease in gross profit was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of higher fixed costs over lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $1.5 million was primarily due to the following factors: an increase in payroll related expenses of $9.8 million; higher marketing expenses of $1.5 million; and an increase in travel and entertainment expenses of $1.1 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $10.8 million.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2024, the Company recorded an operating loss of $30.0 million which includes unallocated corporate expenses of $30.8 million. For the twelve months ended January 31, 2023 the Company recorded an operating loss of $3.0 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $37.0 million. The increase in operating loss was the result of lower gross profit of $29.9 million, partially offset by a decrease in SG&A expenses of $2.9 million when compared to the prior year period. The decrease in gross profit of $29.9 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of higher fixed costs over lower sales, partially offset by lower shipping costs. The decrease in SG&A expenses of $2.9 million was primarily due to a decrease in performance-based compensation of $8.1 million. This decrease in SG&A expenses was partially offset by an increase in payroll related expenses of $5.5 million and an increase in travel and entertainment expenses of $0.6 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2024, the Company recorded operating income of $67.6 million which includes $71.5 million of certain intercompany profits related to the Company’s International supply chain operations. For the twelve months ended January 31, 2023 the Company recorded operating income of $98.1 million in the International locations of the Watch and Accessory Brands segment which included $81.0 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $26.1 million combined with higher SG&A expenses of $4.4 million. The decrease in gross profit of $26.1 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of higher fixed costs over lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $4.4 million was primarily due to the following factors: an increase in payroll related expenses of $4.3 million; higher marketing expenses of $1.5 million; and an increase in travel and entertainment expenses of $0.5 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $2.7 million.

Company Stores Operating Income

The Company recorded operating income of $17.2 million and $25.3 million in the Company Stores segment for fiscal 2024 and 2023, respectively. The decrease in operating income of $8.1 million was primarily related to a decrease in gross profit of $7.5 million, mainly due to lower net sales combined with a lower gross margin percentage, and higher SG&A expenses of $0.6 million, reflecting a $1.2 million increase in payroll related expenses, partially offset by a decrease of $0.4 million in professional service fees. As of both January 31, 2024, and 2023, the Company Stores segment operated 55 retail outlet locations.

Other Non-Operating Income

For the twelve months ended January 31, 2024, the Company recorded other income, net of $6.0 million primarily due to interest income, partially offset by a $0.5 million impairment related to an equity investment in a consumer products company that sold its business and assets in which the Company expects to receive little or no return on its investment.

For the twelve months ended January 31, 2023, the Company recorded other income of $2.1 million primarily due to interest income.

Interest Expense

Interest expense was $0.5 million primarily due to the payment of unused commitment fees for fiscal 2024 and 2023. There were no borrowings under the Company's revolving credit facility during fiscal 2024 and 2023.

Income Taxes

The Company recorded an income tax provision of $12.7 million and $24.9 million for fiscal 2024 and 2023, respectively.

The effective tax rate for fiscal 2024 was 21.0% and was essentially equivalent to the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by U.S. state and local taxes, net of the federal benefit. The effective tax rate for fiscal 2023 was 20.4% and differed from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and the release of certain foreign valuation allowances, partially offset by U.S. state and local taxes, net of the federal benefit.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $46.7 million and $94.5 million for fiscal 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2024 and January 31, 2023, the Company had $262.1 million and $251.6 million, respectively, of cash and cash equivalents. Of this total, $176.1 million and $114.0 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

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

At January 31, 2024 the Company had working capital of $430.8 million as compared to $424.8 million at January 31, 2023. The increase in working capital was primarily the result of an increase in cash and trade receivables and a decrease in income taxes payable, accrued liabilities and accrued payroll and benefits, partially offset by a decrease in inventories. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $76.8 million of cash provided by operating activities for fiscal 2024 as compared to $54.3 million for fiscal 2023. Cash provided by operating activities for fiscal 2024 included net income of $47.5 million, positively adjusted by $24.6 million related to non-cash items. Cash provided by operating activities for fiscal 2024 included a $37.7 million decrease in investment in inventories primarily due to timing of receipts to align with sales levels, partially offset by a change in payments related to income taxes of $16.7 million primarily due to timing, a decrease in accrued payroll and benefits of $9.9 million primarily as a result of payments of fiscal year 2023 performance-based compensation and an increase of $9.1 million in trade receivables as a result of timing of receipts and change in sales mix. Cash provided by operating activities for fiscal 2023 included net income of $97.0 million, positively adjusted by $20.3 million related to non-cash items. Cash used in operating activities for fiscal 2023 was impacted by a $28.9 million increase in investment in inventories primarily due to timing of receipts, a decrease of $13.7 million in accounts payable primarily due to timing of payments and a decrease in accrued payroll of $7.7 million primarily as a result of payments of fiscal year 2022 performance-based compensation, net of fiscal year 2023 accrual.

Cash used in investing was $11.5 million for fiscal 2024 as compared to $10.6 million for fiscal 2023. The cash used in fiscal 2024 was primarily related to capital expenditures of $8.2 million primarily due to new computer software and leasehold improvements and $3.1 million of long-term investments. Cash used in investing activities for fiscal 2023 included $7.1 million of capital expenditures and $3.3 million of long-term investments.

The Company expects that capital expenditures in fiscal 2025 will be approximately $11.0 million as compared to $8.2 million in fiscal 2024. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, website development, computer hardware and software and tooling costs. The Company has the ability to manage its capital expenditures on discretionary projects.

Cash used in financing activities was $57.6 million for fiscal 2024 as compared to $65.3 million for fiscal 2023. The cash used in fiscal 2024 included $53.1 million in dividends paid, which included a special cash dividend of $1.00 per share, $3.1 million in stock repurchased in the open market and $1.4 million paid for the distribution of noncontrolling interest earnings. Cash used in financing activities in fiscal 2023 included $31.4 million in stock repurchased in the open market and $31.4 million in dividends paid.

The Company and its U.S. and Swiss subsidiaries (collectively, the "Borrowers") are parties to an Amended and Restated Credit Agreement originally dated October 12, 2018 (as subsequently amended, the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) and has a maturity date of October 28, 2026. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrower, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

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

As of both January 31, 2024, and January 31, 2023, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2024, and January 31, 2023. At January 31, 2024, the letters of credit have expiration dates through May 31, 2024. As of both January 31, 2024, and January 31, 2023, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 7 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both fiscal 2024 and fiscal 2023, respectively.

Borrowings under the Credit Agreement bear interest at rates generally based on either the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York or a specified base rate, as selected periodically by the Company. The SOFR-based loans bear interest at SOFR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of both January 31, 2024, and 2023, the Company’s spreads were 1.00% over SOFR and 0% over the base rate.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of January 31, 2024, and 2023, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.5 million and $7.1 million, respectively. As of January 31, 2024, and 2023, there were no borrowings against these lines. As of January 31, 2024, and 2023, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.4 million and $1.2 million, respectively, in various foreign currencies, of which $0.8 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees and amortization of debt fees, was $0.3 million during both fiscal 2024 and 2023, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $5.3 million of these commitments through fiscal 2023 and an additional $3.1 million during fiscal 2024 and may be called upon to satisfy capital calls in respect of the remaining $13.1 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024.

On March 23, 2023, the Company declared a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, both paid on April 19, 2023, to shareholders of record on April 5, 2023. The total dividends of $29.9 million were paid on April 19, 2023. The Company paid cash dividends of $0.35 per share, or $7.7 million, during the three months ended July 31, 2023; $0.35 per share, or $7.8 million, during the three months ended October 31, 2023; and $0.35 per share, or $7.7 million, during the three months ended January 31, 2024. The Company paid cash dividends of $0.35 per share, or $7.9 million, during the three months ended April 30, 2022; $0.35 per share, or $7.9 million, during the three months ended July 31, 2022; $0.35 per share, or $7.8 million, during the three months ended October 31, 2022; and $0.35 per share, or $7.8 million, during the three months ended January 31, 2023.

Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During fiscal 2024, the Company repurchased a total of 111,722 shares of its common stock at a total cost of $3.1 million, or an average of $27.89 per share. At January 31, 2024, $17.9 million remains available for purchase under the Company's November 23, 2021 repurchase program. During fiscal 2023, the Company repurchased a total of 898,956 shares of its common stock under the November 23, 2021 share repurchase program and a prior share repurchase program that expired on September 30, 2022 at a total cost of $31.4 million, or an average of $34.94 per share.

The Company has various contractual obligations as part of its ordinary course of business. The Company's obligations include operating lease obligations (see Note 11- Leases), licensing agreements (see Note 10 - Commitments and Contingencies), purchase obligations (see Note 10 - Commitments and Contingencies) and transition tax obligation (see Note 10 - Commitments and Contingencies).

Accounting Changes and Recent Accounting Pronouncements

See Note 2 to the accompanying audited Consolidated Financial Statements for a description of recent accounting pronouncements which may impact the Company's Consolidated Financial Statements in future reporting periods.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 8 – Derivative Financial Instruments to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Franc and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of January 31, 2024, the Company’s entire net forward contracts hedging portfolio consisted of 8.3 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 18.7 million U.S. Dollars equivalent, 26.2 million Euros equivalent (including 9.0 million Euros designated as cash flow hedges) and 1.4 million British Pounds equivalent with various expiry dates ranging through June 13, 2024, compared to a portfolio of 14.7 million Chinese Yuan equivalent, 30.0 million Swiss Francs equivalent, 15.7 million U.S. Dollars equivalent, 22.8 million Euros equivalent (including 3.0 million Euros designated as cash flow hedges) and 0.6 million British Pounds equivalent with various expiry dates ranging through June 1, 2023, as of January 31, 2023. If the Company were to settle its Swiss Franc forward contracts at January 31, 2024, the result would be a $0.5 million gain. If the Company were to settle its Euro forward contracts at January 31, 2024, the result would be an immaterial gain. As of January 31, 2024, the Company’s British Pound, Chinese Yuan and U.S. Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2024 and 2023; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at January 31, 2024 and 2023 was zero for both periods. During fiscal 2024, the Company had no borrowings. The Company does not hedge these interest rate risks.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under "Index to Consolidated Financial Statements - Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended January 31, 2024, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2024 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2024 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2024 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2024 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2024 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2024 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2024 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report
1.
Financial Statements:

See Index to Consolidated Financial Statements on page 38 included in Item 8 of Part II of this annual report.

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

10.1

Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S., Swiss and Dutch subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent (the “Corporate Credit Agreement”), as amended through and including the Fourth Amendment thereto dated August 2, 2022. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2022.*

10.2	Fifth Amendment, dated as of January 30, 2024, to the Corporate Credit Agreement.***

10.3

Security and Pledge Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Grantors, and Bank of America, N.A., as administrative agent (the "Corporate Pledge Agreement"). Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 5, 2015. *

10.4	Amendment No.1 to the Corporate Pledge Agreement, dated as of August 2, 2022.***

10.5	Amendment No.2 to the Corporate Pledge Agreement, dated as of January 30, 2024.***

10.6

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 4, 2023. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 11, 2023. **

10.7

Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

10.8

Form of Option Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

10.9

Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, effective March 27, 2023. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023.**

10.10

Form of Performance Share Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, effective March 27, 2023. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023.**

10.11

Movado Group Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2022. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 12, 2022. **

10.12

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001.

10.13

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

10.16

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.17

Thirteenth Amendment to Lease dated October 24, 2017 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 filed on November 21, 2017.

10.18

Lease Agreement dated May 22, 2000 between Forsgate Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.

10.19

First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.20

Third Amendment dated as of November 14, 2019 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2020 filed on March 26, 2020.

10.21

Fourth Amendment dated as of August 24, 2023 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. ***

10.22	Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Coach, Inc.***

10.23

First Amendment dated January 6, 2020, to the Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Tapestry, Inc. (f/k/a Coach, Inc.). Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2020.

10.24

Second Amendment dated August 25, 2021, to the Amended and Restated License Agreement with Tapestry, Inc. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 31, 2021.

10.25

Amended and Restated License Agreement between MGI Luxury Group, S.A., a wholly-owned Swiss subsidiary of Movado Group, Inc., Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A., dated August 30, 2022. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 22, 2022.

10.26

License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, effective as of January 1, 2020, amending and restating the prior license agreement among such parties dated September 16, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 filed on June 9, 2020.

10.27

License Agreement, dated as of August 19, 2020, among Calvin Klein, Inc., Movado Group, Inc. and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 filed on November 24, 2020.

10.28

Amended and Restated License Agreement dated March 17, 2022 between MGI Luxury Group S.A. and Hugo Boss Trade Mark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 26, 2022.

21.1	Subsidiaries of the Registrant. ***

23.1	Consent of PricewaterhouseCoopers LLP. ***

31.1	Certification of Chief Executive Officer. ***

31.2	Certification of Chief Financial Officer. ***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.***

101

The following financial information from Movado Group, Inc.’s Form 10-K for the year ended January 31, 2024 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts and Reserves. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

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

MOVADO GROUP, INC. (Registrant)
Dated: March 26, 2024	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 26, 2024	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 26, 2024	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: March 26, 2024	/s/ Linda Feeney
Linda Feeney
Senior Vice President, Principal Accounting Officer

Dated: March 26, 2024	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 26, 2024	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 26, 2024	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 26, 2024	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 26, 2024	/s/ Ann Kirschner
Ann Kirschner
Director

Dated: March 26, 2024	/s/ Maya Peterson
Maya Peterson
Director

Dated: March 26, 2024	/s/ Stephen Sadove
Stephen Sadove
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes and the schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2024 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Component Parts Inventory

As described in Notes 1 and 5 to the consolidated financial statements, inventory is valued at the lower of cost or net realizable value. The Company performs reviews of its on-hand inventory, including component parts, to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. As of January 31, 2024, the Company’s component parts inventory balance was $26.4 million. As disclosed by management, the Company retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches. The adjustment to reduce the value of component parts below their cost to their net realizable value is based on the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service.

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

March 26, 2024

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$262,059	$251,584
Trade receivables, net	104,472	94,282
Inventories	148,031	186,203
Other current assets	17,962	24,212
Income taxes receivable	11,354	10,908
Total current assets	543,878	567,189
Property, plant and equipment, net	19,436	18,699
Operating lease right-of-use assets	82,661	80,897
Deferred and non-current income taxes	43,016	44,490
Other intangibles, net	7,493	9,642
Other non-current assets	72,598	66,788
Total assets	$769,082	$787,705
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,775	$32,085
Accrued liabilities	38,695	46,720
Accrued payroll and benefits	7,591	17,343
Current operating lease liabilities	15,696	17,681
Income taxes payable	18,318	28,591
Total current liabilities	113,075	142,420
Deferred and non-current income taxes payable	8,234	15,163
Non-current operating lease liabilities	76,396	70,910
Other non-current liabilities	52,420	48,668
Total liabilities	250,125	277,161
Commitments and contingencies (Note 10)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,004,001 and 28,806,511 shares issued and outstanding, respectively	290	288
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,483,116 and 6,524,805 shares issued and outstanding, respectively	64	65
Capital in excess of par value	239,062	230,782
Retained earnings	470,317	476,752
Accumulated other comprehensive income	92,335	81,295
Treasury Stock, 13,328,095 and 13,194,339 shares, respectively, at cost	(285,270)	(281,576)
Total Movado Group, Inc. shareholders' equity	516,798	507,606
Noncontrolling interest	2,159	2,938
Total equity	518,957	510,544
Total liabilities and equity	$769,082	$787,705

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2024	2023	2022
Net sales	$672,601	$751,898	$732,393
Cost of sales	302,207	318,003	313,328
Gross profit	370,394	433,895	419,065
Selling, general and administrative	315,689	313,541	301,574
Operating income	54,705	120,354	117,491
Non-operating income/(expense):
Other income, net	5,994	2,069	530
Interest expense	(497)	(518)	(688)
Income before income taxes	60,202	121,905	117,333
Provision for income taxes (Note 12)	12,661	24,882	24,774
Net income	47,541	97,023	92,559
Less: Net income attributable to noncontrolling interest	830	2,495	960
Net income attributable to Movado Group, Inc.	$46,711	$94,528	$91,599

Basic income per share:
Weighted basic average shares outstanding	22,221	22,504	23,190
Net income per share attributable to Movado Group, Inc.	$2.10	$4.20	$3.95
Diluted income per share:
Weighted diluted average shares outstanding	22,641	22,955	23,679
Net income per share attributable to Movado Group, Inc.	$2.06	$4.12	$3.87

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
Net income	$47,541	$97,023	$92,559
Other comprehensive income/(loss):
Net unrealized (loss)/gain on investments, net of tax (benefit)/provision of ($4), $4 and $16, respectively	(13)	10	48
Amortization of prior service cost, net of tax provision of $16, $14 and $16, respectively	60	56	57
Net actuarial (loss)/gain arising during the period, net of tax (benefit)/provision of ($15), ($536) and $249, respectively	(56)	(1,981)	897
Foreign currency translation adjustments	10,835	(1,720)	(8,441)
Cash flow hedges:
Accumulated other comprehensive income before reclassification, net of tax provision of $42, $342 and $38, respectively	214	1,730	194
Amounts reclassified from accumulated other comprehensive (loss)/income, net of tax (benefit) of $0, ($414) and $0, respectively	—	(2,095)	—
Total other comprehensive income/(loss), net of taxes	11,040	(4,000)	(7,245)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	830	2,495	960
Foreign currency translation adjustments	(178)	(115)	(420)
Total comprehensive income attributable to noncontrolling interests	652	2,380	540
Total comprehensive income attributable to Movado Group, Inc.	$57,929	$90,643	$84,774

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$47,541	$97,023	$92,559
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash corporate initiatives	—	—	(926)
Depreciation and amortization	9,644	10,809	12,463
Transactional losses/(gains)	722	(18)	(808)
Provision for inventories and accounts receivable	5,418	4,091	4,795
Deferred income taxes	319	(712)	(208)
Stock-based compensation	7,442	5,726	4,952
Other	1,020	453	561
Changes in assets and liabilities:
Trade receivables	(9,111)	(3,445)	(18,550)
Inventories	37,652	(28,899)	(15,436)
Other current assets	5,962	(6,427)	2,054
Accounts payable	1,541	(13,740)	18,269
Accrued liabilities	(6,011)	(1,127)	1,368
Accrued payroll and benefits	(9,922)	(7,705)	7,263
Income taxes receivable	(3,706)	6,797	17,089
Income taxes payable	(13,001)	(4,104)	1,430
Other non-current assets	1,877	(4,561)	3,258
Other non-current liabilities	(609)	180	681
Net cash provided by operating activities	76,778	54,341	130,814
Cash flows from investing activities:
Capital expenditures	(8,223)	(7,085)	(5,656)
Long-term investments	(3,107)	(3,263)	(1,967)
Trademarks and other intangibles	(144)	(202)	(291)
Net cash used in investing activities	(11,474)	(10,550)	(7,914)
Cash flows from financing activities:
Repayments of bank borrowings	—	—	(21,140)
Dividends paid	(53,146)	(31,363)	(21,973)
Stock repurchases	(3,116)	(31,413)	(22,599)
Purchase of incremental ownership of joint venture	—	(1,886)	—
Distribution of noncontrolling interest earnings	(1,431)	(1,056)	(1,230)
Contributions from noncontrolling interest	—	—	298
Stock awards and options exercised and other changes	97	489	324
Debt issuance cost	—	(85)	(294)
Net cash used in financing activities	(57,596)	(65,314)	(66,614)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,927	(4,014)	(2,993)
Net increase/(decrease) in cash, cash equivalents and restricted cash	10,635	(25,537)	53,293
Cash, cash equivalents and restricted cash at beginning of year	252,179	277,716	224,423
Cash, cash equivalents and restricted cash at end of year	$262,814	$252,179	$277,716
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$262,059	$251,584	$277,128
Restricted cash included in other non-current assets	755	595	588
Cash, cash equivalents, and restricted cash	$262,814	$252,179	$277,716

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, January 31, 2021	$—	28,078	$281	6,621	$65	$214,043	$341,641	$92,540	$(223,306)	$2,070	$427,334	$2,600
Net income/(loss) attributable to Movado Group, Inc.							91,599			1,023	92,622	(63)
Dividends ($0.85 per share)							(19,653)				(19,653)
Distribution of noncontrolling interest earnings										(1,230)	(1,230)
Joint venture purchase										298	298
Stock awards and options exercised		450	5			3,454			(3,135)		324
Stock repurchases									(22,599)		(22,599)
Conversion of Class A Common Stock to Common Stock		96		(96)							-
Supplemental executive retirement plan		9				166					166
Stock-based compensation expense						4,952					4,952
Net unrealized gain on investments, net of tax provision of $16								48			48
Net change in effective portion of hedging contracts, net of tax provision of $38								194			194
Amortization of prior service cost, net of tax provision of $16								57			57
Net actuarial gain during period, net of tax provision of $249								897			897
Foreign currency translation adjustment (3)								(8,441)		(194)	(8,635)	(226)
Balance, January 31, 2022	$—	28,633	$286	6,525	$65	$222,615	$413,587	$85,295	$(249,040)	$1,967	$474,775	$2,311
Net income attributable to Movado Group, Inc.							94,528			2,042	96,570	453
Dividends ($1.40 per share)							(31,363)				(31,363)
Distribution of noncontrolling interest earnings										(1,056)	(1,056)
Stock awards and options exercised		172	2			1,610			(1,123)		489
Stock repurchases									(31,413)		(31,413)
Supplemental executive retirement plan		2				123					123
Stock-based compensation expense						5,726					5,726
Net unrealized gain on investments, net of tax provision of $4								10			10
Net change in effective portion of hedging contracts, net of tax benefit of ($72)								(365)			(365)
Amortization of prior service cost, net of tax provision of $14								56			56
Net actuarial loss during period, net of tax benefit of ($536)								(1,981)			(1,981)
Joint venture incremental share purchase						708		70			778	(2,664)
Foreign currency translation adjustment (3)								(1,790)		(15)	(1,805)	(100)
Balance, January 31, 2023	$—	28,807	$288	6,525	$65	$230,782	$476,752	$81,295	$(281,576)	$2,938	$510,544	$—

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Net income attributable to Movado Group, Inc.							46,711			830	47,541
Dividends ($2.40 per share)							(53,146)				(53,146)
Distribution of noncontrolling interest earnings										(1,431)	(1,431)
Stock awards and options exercised		153	1			673			(578)		96
Stock repurchases									(3,116)		(3,116)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan		2				165					165
Stock-based compensation expense						7,442					7,442
Net unrealized loss on investments, net of tax benefit of ($4)								(13)			(13)
Net change in effective portion of hedging contracts, net of tax provision of $42								214			214
Amortization of prior service cost, net of tax provision of $16								60			60
Net actuarial loss during period, net of tax benefit of ($15)								(56)			(56)
Foreign currency translation adjustment (3)								10,835		(178)	10,657
Balance, January 31, 2024	$—	29,004	$290	6,483	$64	$239,062	$470,317	$92,335	$(285,270)	$2,159	$518,957	$—

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

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands across most price categories of the watch industry. In fiscal 2024, the Company marketed the following distinct brands of watches: Movado, Concord, EBEL, Olivia Burton, MVMT, Coach, Tommy Hilfiger, Hugo Boss, Lacoste and Calvin Klein. The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are based on management’s best estimates and judgment. On an on-going basis, the Company evaluates its estimates and judgment. These estimates include accounting for sales discounts, returns, markdowns, allowance for expected credit losses, allowances and incentives, warranties, income taxes, depreciation, amortization, inventory write-downs, stock-based compensation, pensions, contingencies and impairments of long-lived assets. Actual results could differ from those estimates.

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

Included in Trade receivables are amounts due from trade customers including department stores, jewelry store chains, independent jewelers, third-party e-commerce retailers and payment processors used by the Company's owned e-commerce websites. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of reserves for expected credit losses, returns and allowances of $23.0 million and $24.3 million at January 31, 2024 and 2023, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $5.5 million and $5.7 million at January 31, 2024 and 2023, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores and third-party e-commerce retailers. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company. As of January 31, 2024, except for those accounts provided for in the allowance for expected credit losses, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

No single customer accounted for more than 10% of net sales during any of the years in the three-year period ended January 31, 2024. No single customer accounted for more than 10% of the Company’s account receivable balance at January 31, 2024 or 2023.

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

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated at the time of acquisition based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. The Company determined that there was no impairment in fiscal 2024, fiscal 2023 or in fiscal 2022.

Noncontrolling Interest

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. No impairment charge was recorded in fiscal 2024, fiscal 2023 or in fiscal 2022.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. The Company has evaluated and will regularly evaluate the carrying value of its investments. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at January 31, 2024 and 2023.

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

Cost of Sales

Cost of sales of the Company’s products consist primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, shipping to customers, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland. The Swiss watch movements used in the manufacture of Movado, EBEL and Concord watches, as well as certain Calvin Klein watch styles, are purchased from three suppliers, one of which is a wholly-owned subsidiary of a competitor of the Company, and only one of which supplies mechanical movements. The elimination or disruption of any of these manufacturers could disrupt the Company's Swiss watch operations. This is particularly true for mechanical movements given the single source of supply, although mechanical movements are only used in a relatively small number of the Company's watch styles.

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

Selling expenses consist primarily of salaries, sales commissions, salesforce travel and related expenses, credit card fees, depreciation and amortization and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll and related expenses and store occupancy costs.

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

The warranty liability, included in accrued liabilities in the Consolidated Balance Sheets, and activity for the fiscal years ended January 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Balance, beginning of year	$1,882	$2,114	$2,411
Provision charged to operations	1,864	1,794	1,885
Settlements made	(1,836)	(2,026)	(2,182)
Balance, end of year	$1,910	$1,882	$2,114

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, customer acquisition costs, production costs, costs of point of sale materials and displays and internal payroll related costs. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2024, 2023 and 2022 was $129.1 million, $126.2 million and $119.1 million, respectively.

Included in other non-current assets in the Consolidated Balance Sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials. Prepaid advertising accounted for $4.2 million and $6.1 million in other non-current assets at January 31, 2024 and 2023, respectively.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $1.8 million, $1.7 million and $1.9 million for fiscal years 2024, 2023 and 2022, respectively. The costs related to shipping and handling were $12.0 million, $14.6 million and $13.0 million for fiscal years 2024, 2023 and 2022, respectively. The amounts charged and incurred by the Company related to shipping and handling are included in net sales and cost of sales in the Consolidated Statements of Operations, respectively.

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

The Company follows guidance for accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement standard for an income tax position taken or expected to be taken in a tax return. This guidance also provides instructions for de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Interest and penalties, if any, related to unrecognized tax benefits are recorded as income tax expense in the Consolidated Statement of Operations and as deferred tax liabilities in the Consolidated Balance Sheet.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Fiscal Years Ended January 31,
	2024	2023	2022
Weighted average common shares outstanding:
Basic	22,221	22,504	23,190
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	420	451	489
Diluted	22,641	22,955	23,679

For the fiscal years ended January 31, 2024, 2023 and 2022, approximately 682,000, 296,000 and 237,000 respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Compensation expense for all awards is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered as well as awards expected to be paid in cash. This estimate is reflected in the period the stock option and stock awards are either granted or canceled. Expense related to stock options and stock awards compensation is recognized on a straight-line basis over the vesting term and, as applicable, only if the performance condition is probable of being achieved.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Improvements to Reportable Segment Disclosures" which requires expanded disclosures about an entity's reportable segments, including more enhanced information about a reportable segment's expenses, interim segment profit or loss, and how an entity's chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024. ASU 2023-07 should be adopted on a retrospective basis. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and should be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its Consolidated Financial Statements and related disclosures.

NOTE 3 – JOINT VENTURES

Spain

From December 2018 through January 31, 2023, the Company owned 51% of the entity that distributes its products in Spain pursuant to a joint venture with a third party. The results of the joint venture have been included in the Consolidated Financial Statements since the date of acquisition. Effective January 31, 2023, the Company acquired the remaining 49% interest by exercising a call option under the joint venture agreement. The Company paid a purchase price of $1.9 million for the remaining 49% interest.

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

NOTE 4 – INTANGIBLE ASSETS

As previously disclosed, the Company performs its annual impairment assessment of intangible assets at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.

The changes in the carrying amount of other intangible assets during the fiscal years ended January 31, 2024, 2023 and 2022 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	6	10
Balance at January 31, 2021	$10,860	$5,168	$1,053	$17,081
Additions	—	—	291	291
Amortization	(1,633)	(1,685)	(258)	(3,576)
Foreign exchange impact	(127)	(134)	(28)	(289)
Balance at January 31, 2022	9,100	3,349	1,058	13,507
Additions	—	—	202	202
Amortization	(1,487)	(1,503)	(250)	(3,240)
Foreign exchange impact	(710)	(118)	1	(827)
Balance at January 31, 2023	6,903	1,728	1,011	9,642
Additions	—	—	144	144
Amortization	(1,504)	(729)	(248)	(2,481)
Foreign exchange impact	140	(4)	52	188
Balance at January 31, 2024	$5,539	$995	$959	$7,493

(1)
Other includes fees paid related to trademarks.

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending January 31,	(in thousands)
2025	$1,921
2026	1,905
2027	1,887
2028	1,128
2029	420
Thereafter	232
Total estimated future amortization expense	$7,493

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2024	2023
Finished goods	$117,909	$154,700
Component parts	26,386	28,805
Work-in-process	3,736	2,698
	$148,031	$186,203

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows (in thousands):

	As of January 31,
	2024	2023	Estimated Useful Lives
Land and buildings	$1,399	$1,313	40 years for buildings
Furniture and equipment	54,169	58,026	4 to 10 years
Computer software	33,576	31,328	5 to 10 years
Leasehold improvements	35,131	40,332	Lesser of lease term or useful life
Design fees and tooling costs	1,550	1,439	3 years
	125,825	132,438
Less: Accumulated depreciation and amortization	(106,389)	(113,739)
Property, plant and equipment, net	$19,436	$18,699

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2024, 2023 and 2022 was $7.0 million, $7.4 million and $8.6 million, respectively, which includes computer software amortization expense for fiscal 2024, 2023 and 2022 of $2.0 million, $1.5 million and $1.6 million, respectively.

NOTE 7 – DEBT AND LINES OF CREDIT

The Company and its U.S. and Swiss subsidiaries (collectively, the "Borrowers") are parties to an Amended and Restated Credit Agreement originally dated October 12, 2018 (as subsequently amended, the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) and has a maturity date of October 28, 2026. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrower, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

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

As of both January 31, 2024, and January 31, 2023, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2024, and January 31, 2023. At January 31, 2024, the letters of credit have expiration dates through May 31, 2024. As of both January 31, 2024, and January 31, 2023, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both fiscal 2024 and fiscal 2023, respectively.

Borrowings under the Credit Agreement bear interest at rates generally based on either the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York or a specified base rate, as selected periodically by the Company. The SOFR-based loans bear interest at SOFR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of both January 31, 2024, and 2023, the Company’s spreads were 1.00% over SOFR and 0% over the base rate.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of January 31, 2024, and 2023, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.5 million and $7.1 million, respectively. As of January 31, 2024, and 2023, there were no borrowings against these lines. As of January 31, 2024, and 2023, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.4 million and $1.2 million, respectively, in various foreign currencies, of which $0.8 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitment fees and amortization of debt fees, during fiscal 2024, 2023 and 2022 was $0.3 million, $0.3 million and $0.4 million, respectively.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of January 31, 2024, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 9.0 million Euros equivalent with various expiry dates ranging through April 12, 2024. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of January 31, 2024, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 8.3 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 18.7 million U.S. dollars equivalent, 17.2 million Euros equivalent and 1.4 million British Pounds equivalent with various expiry dates ranging through June 13, 2024. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of January 31, 2024 and 2023 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 31, 2024 Fair Value	January 31, 2023 Fair Value	Balance Sheet Location	January 31, 2024 Fair Value	January 31, 2023 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$26	$—	Accrued Liabilities	$11	$192
Total Derivative Instruments		$26	$—		$11	$192

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 31, 2024 Fair Value	January 31, 2023 Fair Value	Balance Sheet Location	January 31, 2024 Fair Value	January 31, 2023 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$528	$1,146	Accrued Liabilities	$—	$—
Total Derivative Instruments		$528	$1,146		$—	$—

As of January 31, 2024 and 2023, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income (loss) were $43,000 and ($0.2) million, respectively. For the fiscal years ended January 31, 2024 and 2023, the Company reclassified an immaterial amount and $2.1 million, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded in fiscal year 2024.

See Note 9 - Fair Value Measurements for further information about how fair value of derivative assets and liabilities are determined.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2024 and 2023 (in thousands):

		Fair Value at January 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$246	$—	$—	$246
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	510	—	—	510
SERP assets - employee	Other non-current assets	48,800	—	—	48,800
Defined benefit plan assets (1)	Other non-current liabilities	—	—	33,731	33,731
Hedge derivatives	Other current assets	—	554	—	554
Total		$49,711	$554	$33,731	$83,996
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$48,800	$—	$—	$48,800
Hedge derivatives	Accrued liabilities	—	11	—	11
Total		$48,800	$11	$—	$48,811

		Fair Value at January 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$263	$—	$—	$263
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	738	—	—	738
SERP assets - employee	Other non-current assets	44,442	—	—	44,442
Defined benefit plan assets (1)	Other non-current liabilities	—	—	27,965	27,965
Hedge derivatives	Other current assets	—	1,146	—	1,146
Total		$45,599	$1,146	$27,965	$74,710
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$44,442	$—	$—	$44,442
Hedge derivatives	Accrued liabilities	—	192	—	$192
Total		$44,442	$192	$—	$44,634

(1)
See Note 17 for a discussion of the fair value of the assets held in the Company’s defined benefit plan in Switzerland.

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives consist of cash flow hedging instruments and forward contracts (see Note 8 for further discussion) and are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates.

The Company sponsors a defined pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities in the Consolidated Balance Sheets at January 31, 2024 and January 31, 2023, respectively.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2023, the Company invested approximately $5.3 million and during fiscal 2024 the Company invested an additional $3.1 million in venture capital funds (see Note 10 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company has evaluated and will regularly evaluate the carrying value of its investments. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company has fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024 and is recorded in Other income, net in the Consolidated Statements of Operations. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at January 31, 2024 and January 31, 2023.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements:

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors, and also includes service agreements. The Company sources, distributes, advertises and sells watches and jewelry pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2024, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements, which includes service agreements was $222.3 million, payable in the next eight years.

Purchase Obligations:

The Company had outstanding purchase obligations of $84.5 million with suppliers at the end of fiscal 2024 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Tax:

The Company had previously recorded an obligation of $28.2 million due to the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, and imposed a one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. The obligation is payable in installments over eight years, with the first payment having been made in the second quarter of fiscal 2019. At January 31, 2024, the Company had an outstanding obligation of $12.7 million.

The Company believes that income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in the Consolidated Balance Sheet. Accordingly, the Company could record adjustments to the amounts for federal, state, and foreign liabilities in the future as the Company revises estimates or settles or otherwise resolves the underlying matters. In the ordinary course of business, the Company may take new positions that could increase or decrease unrecognized tax benefits in future periods. See Note 12 – Income Taxes for more information.

Investments:

From time to time, the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. Through fiscal 2023 the Company invested approximately $5.3 million and during fiscal 2024 the Company invested an additional $3.1 million and may be called upon to satisfy capital calls in respect of the remaining $13.1 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

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

In addition to the above matters, as of January 31, 2024, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 11 – LEASES

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

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Year Ended January 31, 2024	For the Year Ended January 31, 2023	For the Year Ended January 31, 2022
Operating lease expense	SG&A	$20,404	$19,810	$18,856
Short-term lease cost	SG&A	746	550	412
Variable lease cost	SG&A	10,536	10,653	10,839
Total operating lease expense		$31,686	$31,013	$30,107
Finance lease cost:
Amortization of right-of-use assets	SG&A	$-	$46	$117
Interest on lease liabilities	Interest expense	$-	$-	$4

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 31, 2024	January 31, 2023
Assets
Operating	Operating lease right-of-use assets	$82,661	$80,897

Liabilities
Current:
Operating	Current operating lease liabilities	$15,696	$17,681
Finance	Accrued liabilities	$-	$-
Noncurrent:
Operating	Non-current operating lease liabilities	$76,396	$70,910
Finance	Other non-current liabilities	$-	$-

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company's leases:

Lease Term and Discount Rate	January 31, 2024	January 31, 2023	January 31, 2022
Weighted-average remaining lease term - in years
Operating leases	6.7	6.0	6.2
Finance leases	—	—	0.4
Weighted-average discount rate:
Operating leases	3.86%	3.48%	3.90%
Finance leases	N/A	N/A	3.86%

Future minimum lease payments by year as of January 31, 2024 is as follows (in thousands):

Fiscal Year	Operating Leases
2025	$18,861
2026	17,202
2027	16,490
2028	12,928
2029	10,507
Thereafter	29,663
Total lease payments	$105,651
Less: Interest	(13,559)
Total lease obligations	$92,092

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31, 2024	Year Ended January 31, 2023	Year Ended January 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,103	$19,485	$19,130
Operating cash flows from finance leases	—	—	4
Financing cash flows from finance leases	—	49	121
Leased assets obtained in exchange for new operating lease liabilities	17,341	29,006	8,519

As of January 31, 2024, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 12 - INCOME TAXES

Income/(loss) before provision/(benefit) for income taxes for the fiscal year ended January 31, 2024, 2023 and 2022 on a legal entity basis consists of the following (in thousands):

	2024	2023	2022
U.S. (loss)/ income before taxes	$(3,126)	$25,214	$39,920
Non-U.S. income before taxes	63,328	96,691	77,413
Income before income taxes	$60,202	$121,905	$117,333

Cash paid for income taxes during fiscal 2024, 2023 and 2022 was $28.7 million, $29.0 million and $25.3 million respectively.

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2024, 2023 and 2022 consists of the following components (in thousands):

	2024	2023	2022
Current:
U.S. Federal	$180	$5,408	$9,249
U.S. State and Local	223	2,099	1,179
Non-U.S.	11,939	18,087	14,555
	12,342	25,594	24,983
Deferred:
U.S. Federal	(59)	99	(2,145)
U.S. State and Local	1,026	151	2,000
Non-U.S.	(648)	(962)	(64)
	319	(712)	(209)
Provision for income taxes	$12,661	$24,882	$24,774

Significant components of the Company’s deferred income tax assets and liabilities for the fiscal years ended January 31, 2024 and 2023 are as follows (in thousands):

	2024 Deferred Taxes		2023 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$5,761	$—	$6,370	$—
Inventory	1,899	—	1,925	—
Unprocessed returns	998	—	1,379	—
Receivables allowances	569	—	695	—
Deferred compensation	16,853	—	16,672	—
Depreciation/amortization	14,583	—	15,358	—
Other provisions/accruals	1,500	—	1,696	—
Deferred occupancy costs	21,092	18,879	17,199	15,228
Miscellaneous	1,506	—	774	—
	64,761	18,879	62,068	15,228
Valuation allowance	(3,298)	—	(4,041)	—
Total deferred tax assets and liabilities	$61,463	$18,879	$58,027	$15,228

As of January 31, 2024, the Company had U.S. state and foreign net operating loss carryforwards of $0.8 million and $5.0 million, respectively, with expiration dates ranging from 1-10 years and, with respect to some foreign jurisdictions, an indefinite carryforward period. Of the foreign net operating losses, $2.1 million is related to China, $1.5 million is related to the United Kingdom and the remaining is related to other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has foreign valuation allowances of $3.3 million, which are primarily related to net operating loss carryforwards.

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

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2024, 2023 and 2022 differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Provision for income taxes at the U.S. statutory rate	$12,642	$25,600	$24,640
Lower effective non-U.S. income tax rate	(1,000)	(2,143)	(1,366)
State and local taxes, net of federal benefit	987	1,777	2,511
Change in valuation allowance	277	(1,671)	727
Impact of CARES Act	—	—	(1,532)
Compensation and benefits	(48)	545	1,130
Other permanent differences	455	(217)	(132)
Other, net	(652)	991	(1,204)
Total provision for income taxes	$12,661	$24,882	$24,774

The effective tax rate for fiscal 2024 was 21.0% and was essentially equivalent to the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by U.S. state and local taxes, net of the federal benefit. The effective tax rate for fiscal 2023 was 20.4% and differed from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and the release of certain foreign valuation allowances, partially offset by U.S. state and local taxes, net of the federal benefit.

In August 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law by President Biden. Among other things, the IR Act implemented a 1% excise tax on the fair market stock repurchases by covered corporations, a 15% minimum tax based on adjusted financial statement income of certain large corporations, and several tax incentives to promote clean energy. Although the Company is continuing to evaluate the IR Act and its potential impact on future periods, at this time the Company does not expect the IR Act to have a material impact on its Consolidated Financial Statements.

The Organization for Economic Cooperation and Development (“OECD”) has issued Pillar Two model rules implementing a new global minimum tax of 15%, which is intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, several other countries have adopted and enacted changes to their legislation in response to Pillar Two. The Company's turnover currently does not meet the minimum requirements that were set by OECD inclusive framework and rules. Although the Company will continue to evaluate and monitor the enactments of Pillar Two, to the extent that Pillar Two becomes applicable, the Company does not expect a material impact on its Consolidated Financial Statements.

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2020, with few exceptions.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Beginning balance	$569	$876	$901
Tax positions taken in the current year	—	—	159
Tax positions taken in prior years	—	205	—
Lapse of statute of limitations	3	(168)	(166)
Settlements	(25)	(331)	—
Non-U.S. currency exchange fluctuations	—	(13)	(18)
Ending balance	$547	$569	$876

Included in the balances at January 31, 2024, January 31, 2023 and January 31, 2022 are $0.5 million, $0.5 million and $0.8 million, of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. As of January 31, 2024, January 31, 2023, and January 31, 2022, the Company had $0.2 million, $0.2 million and $0.3 million, respectively, of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. Interest (net of tax benefit) and penalties accrued in fiscal years 2024, 2023 and 2022 were immaterial. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months.

At January 31, 2024, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $294.6 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 13 – TREASURY STOCK

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

During the fiscal year ended January 31, 2024, the Company repurchased a total of 111,722 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $3.1 million, or an average of $27.89 per share. During the fiscal year ended January 31, 2023, the Company repurchased a total of 898,956 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $31.4 million, or an average of $34.94 per share. During the fiscal year ended January 31, 2022, the Company repurchased a total of 686,559 shares of its common stock under the March 25, 2021 share repurchase program at a total cost of $22.6 million, or an average of $32.92 per share. There were no shares repurchased under the November 23, 2021 share repurchase program during the fiscal year ended January 31, 2022.

At January 31, 2024, zero remains available for purchase under the Company's March 25, 2021 repurchase program and $17.9 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 22,034, 28,405 and 87,828 shares of common stock repurchased during the fiscal years ended January 31, 2024, 2023 and 2022, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at January 31, 2024, 2023 and 2022, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	2024	2023	2022
Foreign currency translation adjustments	$93,840	$83,005	$84,725
Available-for-sale securities	169	182	172
Cash flow hedges	43	(171)	194
Unrecognized prior service cost related to defined benefit pension plan	(171)	(231)	(287)
Net actuarial (loss)/gain related to defined benefit pension plan	(1,546)	(1,490)	491
Total accumulated other comprehensive income	$92,335	$81,295	$85,295

The amount reclassified from accumulated other comprehensive income to operating income in the Consolidated Statements of Operations during fiscal 2024 was an immaterial amount. Amounts reclassified from accumulated other comprehensive income to operating income in the Consolidated Statements of Operations during fiscal 2023 and 2022 were $2.1 million and zero, respectively.

NOTE 15 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

	Fiscal Year Ended January 31, 2024	Fiscal Year Ended January 31, 2023	Fiscal Year Ended January 31, 2022
Customer Type
Wholesale	$505,057	$570,554	$541,383
Direct to consumer	164,201	177,713	187,171
After-sales service	3,343	3,631	3,839
Net Sales	$672,601	$751,898	$732,393

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the fiscal years ended January 31, 2023 and January 31, 2022. There were no stock options granted during the fiscal year ended January 31, 2024.

	Fiscal Year Ended January 31, 2023	Fiscal Year Ended January 31, 2022
Expected volatility	51.66%	51.61%
Expected life in years	6.0	6.0
Risk-free interest rates	2.57%	0.89%
Dividend rate	3.00%	2.90%
Weighted average fair value per option at date of grant	$14.81	$10.23

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2024, 2023 and 2022 was $2.1 million, $2.3 million and $1.5 million, respectively. As of January 31, 2024, there was $1.0 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.1 years. Total cash consideration received for stock option exercises during the fiscal years ended January 31, 2024, 2023 and 2022 was $0.7 million, $1.6 million and $3.5 million, respectively. During fiscal 2022, there were 31,731 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $1.4 million. In addition, during the fiscal year ended January 31, 2022, $5.1 million of shares were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options. The windfall tax benefit realized on these exercises for fiscal 2024 was approximately $0.1 million.

The following table summarizes the Company’s stock option plan as of January 31, 2024 and changes during each of the fiscal years in the three-year period ended January 31, 2024:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2021 (561,110 options exercisable)	1,111,110	$21.90
Granted	201,875	$27.62
Exercised (a)	(330,151)	$26.01
Forfeited	—	—
Options outstanding at January 31, 2022 (242,959 options exercisable)	982,834	$21.69
Granted	170,493	$38.04
Exercised	(59,858)	$26.94
Forfeited	(8,440)	$38.04
Options outstanding at January 31, 2023 (183,101 options exercisable)	1,085,029	$23.84	$12.42-$42.12	7.1	$13,367
Granted	—	—	—
Exercised	(51,840)	$13.02	$12.42-$16.87
Forfeited	(19,000)	$34.13	$30.34-$42.12
Options outstanding at January 31, 2024	1,014,189	$24.20	$12.42-$42.12	6.2	$6,049
Exercisable at January 31, 2024	662,375	$19.92		5.4	$6,049
Expected to vest at January 31, 2024	347,543	$32.20		7.6	$-

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

The table below presents information related to stock option activity for the years ended January 31, 2024, 2023 and 2022:

	Fiscal Year Ended January 31,
	2024	2023	2022
	(in thousands)
Total fair value of stock options exercised	$212	$680	$3,652
Total fair value of stock options vested	$2,756	$-	$64

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2024 and changes during fiscal 2024 are presented below:

	Shares	Weight Average Grant Date Fair Value

Non-vested stock options:
Non-vested at January 31, 2023	901,928	$7.84
Granted	-	$-
Vested	(550,114)	$5.01
Forfeited	-	$-
Non-vested at January 31, 2024	351,814	$12.27

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For fiscal years 2024, 2023 and 2022, compensation expense for stock awards was $5.3 million, $3.4 million and $3.5 million, respectively. As of January 31, 2024, there was $6.6 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted average period of 1.9 years.

Transactions for stock awards under the Plan since fiscal 2021 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
Units outstanding at January 31, 2021	415,994	$29.17
Units granted	129,497	$27.82
Units vested	(234,961)	$31.75
Units forfeited	(14,247)	$32.21
Units outstanding at January 31, 2022	296,283	$26.39
Units granted	128,254	$37.89
Units vested	(112,584)	$31.88
Units forfeited	(17,805)	$34.12
Units outstanding at January 31, 2023	294,148	$28.84
Units granted	300,633	$28.60
Units vested	(104,379)	$22.04
Units forfeited	(4,446)	$28.78
Units outstanding at January 31, 2024	485,956	$30.15	1.6	$13,403

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the extent of the achievement of the predetermined financial goals. The total fair value of stock award units that vested during fiscal 2024, 2023 and 2022 was $2.3 million, $3.6 million and $7.5 million, respectively. There were 22,034, 28,405 and 56,097 shares of common stock of the Company tendered by the employee for the payment of the employee’s withholding tax obligation totaling $0.6 million, $1.1 million and $1.7 million during the fiscal years ended January 31, 2024, 2023 and 2022, respectively. Unvested stock award units had a total fair value of $14.7 million, $8.5 million and $7.8 million, for fiscal 2024, 2023 and 2022, respectively. The windfall tax benefit realized on the vested stock awards for fiscal 2024 was $0.1 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 17 – PENSION AND RETIREMENT SAVINGS PLAN

Defined Contribution Plans

401(k) Savings Plan

All employees in the United States are eligible to participate in the Company’s Employee Savings and Investment Plan (“401(k) Plan”), a tax-qualified defined contribution retirement savings plan. Prior to fiscal year 2024 the Company matched 50% of each 1% contributed by the employee up to a maximum of 6% of pay (totaling a company maximum match of 3%), subject to the contribution limits imposed by the Internal Revenue Code. Effective fiscal year 2024, the Company matches 50% of each 1% contributed by the employee up to a maximum of 8% of pay (totaling a Company maximum match of 4%). Employees vest in the Company match after three years of service. In fiscal 2024, 2023 and 2022, the Company contributed $1.6 million, $1.2 million and $1.1 million, respectively, in cash to the 401(k) Plan.

Other Defined Contribution Plans

The Company sponsors defined contribution benefit plans for certain of its employees located outside of the United States. Company contributions and expenses of administering the plans were $1.2 million, $1.2 million and $0.8 million in fiscal 2024, 2023 and 2022, respectively.

The Company maintains a defined contribution deferred compensation plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years. Twenty percent of the Company’s matching contribution is in the form of rights to the Company’s common stock. During fiscal 2024, 2023 and 2022, the Company recorded expenses related to the SERP of $0.8 million, $0.6 million and $0.6 million, respectively.

Defined Benefit Plan

The Company sponsors a defined benefit plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis.

The components of the net periodic pension costs for the fiscal years ended January 31, 2024, 2023 and 2022 are as follows:

(Amounts in thousands)	2024	2023	2022
Service cost	$1,069	$1,138	$1,131
Interest cost	593	57	-
Expected return on assets	(754)	(439)	(395)
Actuarial gain recognized due to partial settlement	-	(105)	-
Amortization of prior service costs	76	71	74
Net Periodic Pension Cost	$984	$722	$810

The other components of the net periodic pension costs, including interest cost, expected return on assets, actuarial gain recognized due to partial settlement and the amortization of the prior service costs, are all included in other income, net in fiscal 2024, fiscal 2023 and fiscal 2022 in the Consolidated Statement of Operations.

During fiscal 2024 there was a plan amendment resulting in a new conversion rate at normal retirement age for retirements in 2025 or later. This plan amendment resulted in a prior service credit of $0.1 million and will be amortized over 5.4 years.

During fiscal 2023 the settlements, including lump sum payments, exceeded the sum of the current service cost and interest cost components. Because only a portion of the benefit obligation is settled, the Company recognized in fiscal 2023 a pro rata portion of the unamortized net gain in the net periodic pension cost as a reduction of other components of the net periodic pension cost.

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in the fiscal year ended January 31, 2025 is $0.1 million.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets are shown below (based on a January 31 measurement date):

(Amounts in thousands)	2024	2023
Change in benefit obligation:
Pension benefit obligation at beginning of period	$29,109	$28,302
Service cost	1,069	1,138
Interest cost	593	57
Benefits deposited	623	20
Prior service credit	(74)	-
Employee contributions	898	802
Actuarial losses/(gains)	230	(1,566)
Foreign currency exchange rate impact	1,976	356
Pension benefit obligation at end of year	34,424	29,109
Change in plan assets:
Fair value of plan assets at beginning of period	$27,965	$29,096
Company contributions	1,350	1,205
Benefits deposited	623	20
Actual return/(loss) on plan assets	974	(3,446)
Employee contributions	898	802
Foreign currency exchange rate impact	1,921	288
Fair value of plan assets at end of year	33,731	27,965
Funded status - consolidated	$(693)	$(1,144)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current liabilities	(693)	(1,144)
Amounts recognized in accumulated other comprehensive income/(loss):
Prior service cost	151	288
Net actuarial loss	2,031	1,899
Tax effect	(465)	(467)
Net amount recognized, after tax	$1,717	$1,720
Accumulated benefit obligation	$34,244	$28,997

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

The weighted average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (January 31) were as follows:

	2024	2023	2022
Discount rate	1.50%	1.90%	0.20%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	3.00%	2.50%	1.50%

The discount rates used are based on high quality AAA- and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time.

The weighted average assumptions that were used to determine the Company’s net periodic pension cost were as follows:

	2024	2023	2022
Discount rate	1.90%	0.20%	0.00%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	2.50%	1.50%	1.50%

The overall expected long-term rate of return on plan assets is a weighted average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at January 31, 2024 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during the fiscal year ending January 31, 2025. Payments from the pension plan are made from the plan assets.

Fiscal Year ending January 31,	(in thousands)
2025	$535
2026	510
2027	512
2028	496
2029	555
2030-2034	4,204

During fiscal 2025, the Company expects to contribute $1.5 million to its Swiss defined benefit plan.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 30.5%, 9.3%, 9.0% and 8.0%, respectively, of the Company’s total net sales for fiscal 2024. For fiscal 2023, the Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 32.8%, 7.8%, 7.6% and 7.4%, respectively, of the Company’s total net sales. For fiscal 2022, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 33.9%, 6.5%, 6.5% and 5.8%, respectively, of the Company’s total net sales. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

Certain prior year reclassifications have been made to the allocation of geographic revenue between the Middle East and Asia.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales
	2024	2023	2022
Watch and Accessory Brands:
Owned brands category	$198,612	$230,277	$249,940
Licensed brands category	362,311	399,556	368,354
After-sales service and all other	7,743	10,506	7,929
Total Watch and Accessory Brands	568,666	640,339	626,223
Company Stores	103,935	111,559	106,170
Consolidated total	$672,601	$751,898	$732,393

	Operating Income (1) (2) (3)
	2024	2023	2022
Watch and Accessory Brands	$37,538	$95,037	$85,619
Company Stores	17,167	25,317	31,872
Consolidated total	$54,705	$120,354	$117,491

	Total Assets		Capital Expenditure
	2024	2023	2024	2023	2022
Watch and Accessory Brands	$710,067	$722,267	$7,784	$4,323	$2,956
Company Stores	59,015	65,438	439	2,762	2,700
Consolidated total	$769,082	$787,705	$8,223	$7,085	$5,656

	Depreciation and Amortization
	2024	2023	2022
Watch and Accessory Brands	$7,266	$8,233	$9,810
Company Stores	2,378	2,576	2,653
Consolidated total	$9,644	$10,809	$12,463

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (4)			Operating Income/(Loss) (1) (2) (3) (5) (6)
	2024	2023	2022	2024	2023	2022
United States	$290,256	$333,913	$346,092	$(13,857)	$21,178	$40,476
International	382,345	417,985	386,301	68,562	99,176	77,015
Consolidated total	$672,601	$751,898	$732,393	$54,705	$120,354	$117,491

	Total Assets		Property, Plant and Equipment, Net
	2024	2023	2024	2023
United States	$361,980	$425,209	$11,950	$13,422
International	407,102	362,496	7,486	5,277
Consolidated total	$769,082	$787,705	$19,436	$18,699

(1)
Fiscal 2022 operating income in the United States locations and the International locations of the Watch and Accessory Brands segment included income of $0.1 million and $1.0 million, respectively, related to a reversal in certain corporate initiatives charges primarily due to a collection of a previously reserved receivable.

(2)
Fiscal 2024, 2023 and 2022 operating (loss)/income in the United States locations of the Watch and Accessory Brands segment included $0.3 million, $0.3 million and $0.4 million, respectively, of expenses primarily related to the amortization of intangible assets and deferred compensation associated with the MVMT brand.
(3)
Fiscal 2024, 2023 and 2022 operating income in the International locations of the Watch and Accessory Brands segment included $1.8 million, $2.6 million and $2.9 million, respectively, of expenses primarily related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.
(4)
The United States and International net sales are net of intercompany sales of $260.1 million, $350.5 million and $358.9 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
(5)
The United States operating (loss)/income included $30.8 million, $37.0 million and $38.7 million of unallocated corporate expenses for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
(6)
The International operating income included $71.5 million, $81.0 million and $80.5 million of certain intercompany profits related to the Company’s supply chain operations for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net provision/(benefit) charged to operations		Currency revaluation	Net write-offs		Balance at end of year
Year ended January 31, 2024:
Allowance for expected credit losses	$4,977	$1,375		$173	$(3,259)	(2)	$3,266
Returns	13,087	30,515		216	(31,045)		12,773
Other sales allowances	8,494	16,460		104	(18,183)		6,875
Deferred tax asset valuation allowance	4,041	372		(185)	(930)		3,298
Total	$30,599	$48,722		$308	$(53,417)		$26,212
Year ended January 31, 2023:
Allowance for expected credit losses	$5,831	$1,000		$(8)	$(1,846)		$4,977
Returns	13,715	30,418		(59)	(30,987)		13,087
Other sales allowances	9,105	15,258		(76)	(15,793)		8,494
Deferred tax asset valuation allowance	7,021	(2,193)		(328)	(459)		4,041
Total	$35,672	$44,483		$(471)	$(49,085)		$30,599
Year ended January 31, 2022:
Allowance for expected credit losses	$7,042	$(98)	(1)	$(161)	$(952)		$5,831
Returns	13,901	31,105		(223)	(31,068)		13,715
Other sales allowances	8,154	10,798		(169)	(9,678)		9,105
Deferred tax asset valuation allowance	7,007	1,001		(158)	(829)		7,021
Total	$36,104	$42,806		$(711)	$(42,527)		$35,672

(1)
Includes a $0.9 million reversal due to the Company collecting fully on a customer account previously reserved as part of the corporate initiatives.
(2)
Activity in fiscal year 2024 includes approximately $2.5 million of write-offs associated with a fully reserved non-current asset that occurred in fiscal year 2022.

S-1