Form 10-Q
period 2024-04-30
MOVADO GROUP INC
filed 2024-05-30
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 24, 2024 were 15,726,641 and 6,483,116 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$225,372	$262,059	$198,257
Trade receivables, net	101,722	104,472	94,037
Inventories	159,618	148,031	195,235
Other current assets	22,258	17,962	25,804
Income taxes receivable	8,336	11,354	12,057
Total current assets	517,306	543,878	525,390
Property, plant and equipment, net	19,037	19,436	19,075
Operating lease right-of-use assets	89,155	82,661	76,194
Deferred and non-current income taxes	43,280	43,016	45,049
Other intangibles, net	6,935	7,493	8,996
Other non-current assets	75,702	72,598	66,792
Total assets	$751,415	$769,082	$741,496
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,999	$32,775	$24,443
Accrued liabilities	41,976	38,695	48,858
Accrued payroll and benefits	7,340	7,591	7,597
Current operating lease liabilities	18,192	15,696	17,558
Income taxes payable	6,459	18,318	17,557
Total current liabilities	106,966	113,075	116,013
Deferred and non-current income taxes payable	8,143	8,234	14,540
Non-current operating lease liabilities	79,749	76,396	66,743
Other non-current liabilities	52,877	52,420	49,287
Total liabilities	247,735	250,125	246,583
Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,131,595, 29,004,001 and 28,824,156 shares issued and outstanding, respectively	291	290	288
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,483,116, 6,483,116 and 6,524,805 shares issued and outstanding, respectively	64	64	65
Capital in excess of par value	240,923	239,062	232,419
Retained earnings	465,435	470,317	455,979
Accumulated other comprehensive income	82,073	92,335	85,177
Treasury Stock, 13,404,954, 13,328,095 and 13,208,339 shares, respectively, at cost	(287,414)	(285,270)	(281,957)
Total Movado Group, Inc. shareholders' equity	501,372	516,798	491,971
Noncontrolling interest	2,308	2,159	2,942
Total equity	503,680	518,957	494,913
Total liabilities and equity	$751,415	$769,082	$741,496

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2024	2023
Net sales	$136,669	$144,905
Cost of sales	61,156	62,902
Gross profit	75,513	82,003
Selling, general and administrative	72,202	71,104
Operating income	3,311	10,899
Non-operating income/(expense):
Other income, net	2,172	1,025
Interest expense	(118)	(113)
Income before income taxes	5,365	11,811
Provision for income taxes (Note 9)	2,302	2,534
Net income	3,063	9,277
Less: Net income attributable to noncontrolling interests	172	149
Net income attributable to Movado Group, Inc.	$2,891	$9,128

Basic income per share:
Weighted basic average shares outstanding	22,253	22,226
Net income per share attributable to Movado Group, Inc.	$0.13	$0.41

Diluted income per share:
Weighted diluted average shares outstanding	22,673	22,672
Net income per share attributable to Movado Group, Inc.	$0.13	$0.40

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2024	2023
Net income	$3,063	$9,277
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $1 and ($11), respectively	4	(32)
Amortization of prior service cost, net of tax provision of $3 and $4, respectively	12	15
Foreign currency translation adjustments	(10,339)	4,002
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision/(benefit) of $22 and ($64)	111	(323)
Amounts reclassified from accumulated other comprehensive (loss)/income, net of tax (benefit)/provision of ($10) and $44	(50)	220
Total other comprehensive (loss)/income, net of taxes	(10,262)	3,882
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	172	149
Foreign currency translation adjustments	(23)	(145)
Total comprehensive income attributable to noncontrolling interests	$149	$4
Total comprehensive (loss)/income attributable to Movado Group, Inc.	$(7,348)	$13,155

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income	$3,063	$9,277
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,288	2,557
Transactional gains	(1,434)	(114)
Provision for inventories and accounts receivable	1,210	904
Deferred income taxes	(457)	(1,029)
Stock-based compensation	1,838	1,597
Other	82	559
Changes in assets and liabilities:
Trade receivables	1,094	415
Inventories	(15,990)	(8,149)
Other current assets	(5,090)	(1,985)
Accounts payable	1,082	(7,949)
Accrued liabilities	3,067	3,739
Accrued payroll and benefits	(107)	(9,844)
Income taxes receivable	4,462	(1,166)
Income taxes payable	(13,264)	(11,083)
Other non-current assets	95	635
Other non-current liabilities	(13)	139
Net cash used in operating activities	(18,074)	(21,497)
Cash flows from investing activities:
Capital expenditures	(1,624)	(2,257)
Long-term investments	(3,123)	(600)
Trademarks and other intangibles	(49)	(26)
Net cash used in investing activities	(4,796)	(2,883)
Cash flows from financing activities:
Dividends paid	(7,773)	(29,901)
Stock repurchases	(1,086)	(381)
Stock awards and options exercised and other changes	(1,058)	—
Net cash used in financing activities	(9,917)	(30,282)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,948)	1,349
Net decrease in cash, cash equivalents and restricted cash	(36,735)	(53,313)
Cash, cash equivalents, and restricted cash at beginning of year	262,814	252,179
Cash, cash equivalents, and restricted cash at end of period	$226,079	$198,866

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$225,372	$198,257
Restricted cash included in other non-current assets	707	609
Cash, cash equivalents, and restricted cash	$226,079	$198,866

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited Consolidated Financial Statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “2024 Annual Report on Form 10-K”). The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The Consolidated Balance Sheet data at January 31, 2024 is derived from the audited annual financial statements, which are included in the Company’s 2024 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Weighted average common shares outstanding:
Basic	22,253	22,226
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	420	446
Diluted	22,673	22,672

For the three months ended April 30, 2024 and 2023, approximately 590,000 and 345,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On March 26, 2024, the Company declared a quarterly cash dividend of $0.35 per share payable on April 23, 2024, to shareholders of record on April 9, 2024. The total dividends of $7.8 million were paid on April 23, 2024. During the three months ended April 30, 2023, the Company paid a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, for a total of $29.9 million.

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2024	January 31, 2024	April 30, 2023
Finished goods	$129,316	$117,909	$158,206
Component parts	26,697	26,386	34,174
Work-in-process	3,605	3,736	2,855
	$159,618	$148,031	$195,235

NOTE 5 – DEBT AND LINES OF CREDIT

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

As of both April 30, 2024, and April 30, 2023, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2024 and April 30, 2023. At April 30, 2024, the letters of credit have expiration dates through April 28, 2025. As of both April 30, 2024, and April 30, 2023, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three months ended April 30, 2024 and 2023.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of April 30, 2024, and 2023, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $7.3 million, respectively. As of April 30, 2024, and 2023, there were no borrowings against these lines. As of April 30, 2024 and 2023, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million, for both periods, in various foreign currencies, of which $0.7 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees and amortization of debt fees, was $0.1 million for both the three month periods ended April 30, 2024 and April 30, 2023.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of April 30, 2024, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 6.0 million Euros equivalent with various expiry dates ranging through May 31, 2024. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of April 30, 2024, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 2.8 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 22.2 million US dollars equivalent, 12.2 million Euros equivalent and 1.2 million British Pounds equivalent with various expiry dates ranging through October 3, 2024. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of April 30, 2024, January 31, 2024 and April 30, 2023 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2024 Fair Value	January 31, 2024 Fair Value	April 30, 2023 Fair Value	Balance Sheet Location	April 30, 2024 Fair Value	January 31, 2024 Fair Value	April 30, 2023 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$112	$26	$—	Accrued Liabilities	$—	$11	$351
Total Derivative Instruments		$112	$26	$—		$—	$11	$351

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2024 Fair Value	January 31, 2024 Fair Value	April 30, 2023 Fair Value	Balance Sheet Location	April 30, 2024 Fair Value	January 31, 2024 Fair Value	April 30, 2023 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$528	$591	Accrued Liabilities	$697	$—	$—
Total Derivative Instruments		$—	$528	$591		$697	$—	$—

As of April 30, 2024, January 31, 2024 and April 30, 2023, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income/(loss) were $0.1 million, $43,000 and ($0.3) million, respectively. For the three months ended April 30, 2024, and April 30, 2023, the Company reclassified $0.1 million and ($0.2) million, respectively, from accumulated other comprehensive income/(loss) to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three months ended April 30, 2024.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2024 and 2023 and January 31, 2024 (in thousands):

		Fair Value at April 30, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$251	$—	$—	$251
Short-term investment	Other current assets	151	—	—	151
SERP assets - employer	Other non-current assets	559	—	—	559
SERP assets - employee	Other non-current assets	49,093	—	—	49,093
Defined benefit plan assets	Other non-current liabilities	—	—	32,996	32,996
Hedge derivatives	Other current assets	—	112	—	112
Total		$50,054	$112	$32,996	$83,162
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$49,093	$—	$—	$49,093
Hedge derivatives	Accrued liabilities	—	697	—	697
Total		$49,093	$697	$—	$49,790

		Fair Value at January 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$246	$—	$—	$246
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	510	—	—	510
SERP assets - employee	Other non-current assets	48,800	—	—	48,800
Defined benefit plan assets	Other non-current liabilities	—	—	33,731	33,731
Hedge derivatives	Other current assets	—	554	—	554
Total		$49,711	$554	$33,731	$83,996
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$48,800	$—	$—	$48,800
Hedge derivatives	Accrued liabilities	—	11	—	11
Total		$48,800	$11	$—	$48,811

		Fair Value at April 30, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$219	$—	$—	$219
Short-term investment	Other current assets	153	—	—	153
SERP assets - employer	Other non-current assets	467	—	—	467
SERP assets - employee	Other non-current assets	45,302	—	—	45,302
Defined benefit plan assets	Other non-current liabilities	—	—	29,508	29,508
Hedge derivatives	Other current assets	—	591	—	591
Total		$46,141	$591	$29,508	$76,240
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,302	$—	$—	$45,302
Hedge derivatives	Accrued liabilities	—	351	—	351
Total		$45,302	$351	$—	$45,653

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities in the Consolidated Balance Sheets at April 30, 2024, January 31, 2024, and April 30, 2023.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2024, the Company invested approximately $8.4 million and during the first quarter of fiscal 2025, the Company invested an additional $3.1 million in venture capital funds. The Company has evaluated and will regularly evaluate the carrying value of its investments. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company has fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024 and is recorded in Other income, net in the Consolidated Statements of Operations. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at April 30, 2024, January 31, 2024 and April 30, 2023.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2024, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 9 – INCOME TAXES

The Company recorded an income tax provision of $2.3 million and $2.5 million for the three months ended April 30, 2024 and 2023, respectively.

The effective tax rate was 42.9% and 21.5% for the three months ended April 30, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI") and no tax benefit being recognized on certain foreign losses.

At April 30, 2024, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $305.2 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 10 – EQUITY

The components of equity for the three months ended April 30, 2024 and 2023 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2024	$—	29,004	$290	6,483	$64	$239,062	$470,317	$92,335	$(285,270)	$2,159	$518,957
Net income attributable to Movado Group, Inc.							2,891			172	3,063
Dividends ($0.35 per share)							(7,773)				(7,773)
Stock awards and options exercised		127	1			(1)			(1,058)		(1,058)
Stock repurchases									(1,086)		(1,086)
Supplemental executive retirement plan		1				24					24
Stock-based compensation expense						1,838					1,838
Net unrealized gain on investments, net of tax provision of $1								4			4
Net change in effective portion of hedging contracts, net of tax provision of $12								61			61
Amortization of prior service cost, net of tax provision of $3								12			12
Foreign currency translation adjustment (3)								(10,339)		(23)	(10,362)
Balance, April 30, 2024	$—	29,132	$291	6,483	$64	$240,923	$465,435	$82,073	$(287,414)	$2,308	$503,680

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2023	$—	28,807	$288	6,525	$65	$230,782	$476,752	$81,295	$(281,576)	$2,938	$510,544
Net income attributable to Movado Group, Inc.							9,128			149	9,277
Dividends ($1.35 per share)							(29,901)				(29,901)
Stock awards and options exercised		17									—
Stock repurchases									(381)		(381)
Supplemental executive retirement plan						40					40
Stock-based compensation expense						1,597					1,597
Net unrealized loss on investments, net of tax benefit of ($11)								(32)			(32)
Net change in effective portion of hedging contracts, net of tax benefit of ($20)								(103)			(103)
Amortization of prior service cost, net of tax provision of $4								15			15
Foreign currency translation adjustment (3)								4,002		(145)	3,857
Balance, April 30, 2023	$—	28,824	$288	6,525	$65	$232,419	$455,979	$85,177	$(281,957)	$2,942	$494,913

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

During the three months ended April 30, 2024, the Company repurchased a total of 39,000 shares of its common stock at a total cost of $1.1 million, or an average of $27.85 per share. During the three months ended April 30, 2023, the Company repurchased a total of 14,000 shares of its common stock at a total cost of $0.4 million, or an average of $27.24 per share.

At April 30, 2024, $16.8 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 37,859 and zero shares of common stock repurchased during the three months ended April 30, 2024 and 2023, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at April 30, 2024 and 2023, and January 31, 2024, related to each component of accumulated other comprehensive income are as follows (in thousands):

	April 30, 2024	January 31, 2024	April 30, 2023
Foreign currency translation adjustments	$83,501	$93,840	$87,007
Available-for-sale securities	173	169	150
Cash flow hedges	104	43	(274)
Unrecognized prior service cost related to defined benefit pension plan	(159)	(171)	(216)
Net actuarial loss related to defined benefit pension plan	(1,546)	(1,546)	(1,490)
Total accumulated other comprehensive income	$82,073	$92,335	$85,177

Amounts reclassified from accumulated other comprehensive income/(loss) to operating income in the Consolidated Statements of Operations during the three months ended April 30, 2024 and April 30, 2023 were $0.1 million and ($0.2) million, respectively.

NOTE 13 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended April 30,
Customer Type	2024	2023
Wholesale	$107,760	$114,848
Direct to consumer	28,147	29,169
After-sales service	762	888
Net Sales	$136,669	$144,905

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the three months ended April 30, 2024 and April 30, 2023.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended April 30, 2024 and 2023 was $0.3 million and $0.6 million, respectively. As of April 30, 2024, there was $0.7 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 0.9 years. There were no stock options exercised during each of the three months ended April 30, 2024 and 2023.

The following table summarizes the Company’s stock options activity during the first quarter of fiscal 2025:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2024 (662,375 options exercisable)	1,014,189	$24.20	$12.42-$42.12	6.2	$6,049
Granted	—	—	—
Exercised	—	—	—
Expired	(58,700)	$42.12	$42.12
Options outstanding at April 30, 2024	955,489	$23.10	$12.42-$38.04	6.3	$4,948
Exercisable at April 30, 2024	798,500	$20.17		6.0	$4,948
Expected to vest at April 30, 2024	154,388	$38.04		7.9	$-

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended April 30, 2024 and 2023, compensation expense for stock awards was $1.5 million and $1.0 million, respectively. As of April 30, 2024, there was $12.6 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the Company’s stock awards activity during the first quarter of fiscal 2025:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2024	485,956	$30.15
Units granted	311,366	$27.78
Units vested	(126,302)	$27.85
Units forfeited	—	—
Units outstanding at April 30, 2024	671,020	$29.48	2.2	$17,091

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. There were 37,859 and zero shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $1.1 million and zero for the three months ended April 30, 2024 and 2023, respectively. The total fair value of stock award units that vested during the first three months of fiscal 2025 was $3.5 million.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.1%, 10.0%, 9.8% and 7.4%, respectively, of the Company’s total net sales for the three months ended April 30, 2024. For the three months ended April 30, 2023, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 30.4%, 12.0%, 9.5% and 7.2%, respectively, of the Company’s total net sales.

Certain prior year reclassifications have been made to the allocation of geographic revenue between the Middle East and Asia.

Operating Segment Data as of and for the Three Months Ended April 30, 2024 and 2023 (in thousands):

	Net Sales
	2024	2023
Watch and Accessory Brands:
Owned brands category	$39,947	$45,132
Licensed brands category	76,357	80,207
After-sales service and all other	3,098	220
Total Watch and Accessory Brands	119,402	125,559
Company Stores	17,267	19,346
Consolidated total	$136,669	$144,905

	Operating Income
	2024	2023
Watch and Accessory Brands	$2,853	$8,829
Company Stores	458	2,070
Consolidated total	$3,311	$10,899

	Total Assets
	April 30, 2024	January 31, 2024	April 30, 2023
Watch and Accessory Brands	$691,039	$710,067	$674,964
Company Stores	60,376	59,015	66,532
Consolidated total	$751,415	$769,082	$741,496

Geographic Location Data as of and for the Three Months Ended April 30, 2024 and 2023 (in thousands):

	Net Sales		Operating (Loss)/Income
	2024	2023	2024	2023
United States (1)	$55,564	$59,209	$(9,036)	$(6,961)
International (2)	81,105	85,696	12,347	17,860
Consolidated total	$136,669	$144,905	$3,311	$10,899

United States and International net sales are net of intercompany sales of $70.5 million and $64.6 million for the three months ended April 30, 2024 and 2023, respectively.

(1)
The United States operating loss included $10.9 million and $11.4 million of unallocated corporate expenses for the three months ended April 30, 2024 and 2023, respectively.
(2)
The International operating income included $14.2 million and $17.3 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2024 and 2023, respectively.

	Total Assets
	April 30, 2024	January 31, 2024	April 30, 2023
United States	$347,020	$361,980	$364,485
International	404,395	407,102	377,011
Consolidated total	$751,415	$769,082	$741,496

	Property, Plant and Equipment, Net
	April 30, 2024	January 31, 2024	April 30, 2023
United States	$11,865	$11,950	$12,982
International	7,172	7,486	6,093
Consolidated total	$19,037	$19,436	$19,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation, elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to geopolitical concerns; the impact of international hostilities, including the Russian invasion of Ukraine and war in the Middle East, on global markets, economies and consumer spending, on energy and shipping costs, and on the Company's supply chain and suppliers; supply disruptions, delivery delays and increased shipping costs; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; evolving stakeholder expectations and emerging complex laws on environmental, social and governance matters; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business internationally including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and the success of hedging strategies related thereto.

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements and contained in the Company's 2024 Annual Report on Form 10-K and are incorporated by reference herein. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, useful lives of property, plant and equipment, impairments of long-lived assets, stock-based compensation and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2024 Annual Report on Form 10-K and are incorporated by reference herein. As of April 30, 2024, there have been no material changes to any of the Company’s critical accounting policies.

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

Recent Developments and Initiatives

The Inflation Reduction Act of 2022

In August 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law by President Biden. Among other things, the IR Act implemented a 1% excise tax on the fair market stock repurchases by covered corporations, a 15% minimum tax based on adjusted financial statement income of certain large corporations, and several tax incentives to promote clean energy. Although the Company is continuing to evaluate the IR Act and its potential impact on future periods, to date, the IR Act has not had a material impact on its Consolidated Financial Statements.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, along with a discussion of the changes in financial condition during the first three months of fiscal 2025. The Company’s results of operations for the first three months of fiscal 2025 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2025. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the Securities and Exchange Commission on March 26, 2024.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Watch and Accessory Brands:
United States	$39,114	$40,744
International	80,288	84,815
Total Watch and Accessory Brands	119,402	125,559
Company Stores:
United States	16,450	18,465
International	817	881
Total Company Stores	17,267	19,346
Net Sales	$136,669	$144,905

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Watch and Accessory Brands:
Owned brands category	$39,947	$45,132
Licensed brands category	76,357	80,207
After-sales service and all other	3,098	220
Total Watch and Accessory Brands	119,402	125,559
Company Stores	17,267	19,346
Net Sales	$136,669	$144,905

Net Sales

Net sales for the three months ended April 30, 2024 were $136.7 million, representing an $8.2 million or 5.7% decrease from the prior year period. This decrease is attributable to the Watch and Accessory Brands segment and the Company Stores segment. For the three months ended April 30, 2024, fluctuations in foreign currency exchange rates positively impacted net sales by $0.6 million when compared to the prior year period. Excluding this $0.6 million impact, net sales would have decreased by 6.1% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2024 in the Watch and Accessory Brands segment were $119.4 million, below the prior year period by $6.2 million, or 4.9%. The decrease in net sales was primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers in both the United States and International locations, partially offset by an increase in online retail in the United States locations and the positive impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2024 in the United States locations of the Watch and Accessory Brands segment were $39.1 million, below the prior year period by $1.6 million, or 4.0%, resulting primarily from decreased volumes due to lower demand in the Company's wholesale customers, mainly in the owned brands category, partially offset by an increase in online retail. The net sales recorded in the owned brands category decreased $2.8 million, or 8.7%, partially offset by an increase in net sales recorded in the licensed brand category of $0.2 million, or 2.0%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2024 in the International locations of the Watch and Accessory Brands segment were $80.3 million, below the prior year by $4.5 million, or 5.3%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $0.6 million when compared to the prior year period. The decrease in net sales was across most brands in both the owned and licensed brand categories primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers, partially offset by the positive impact of fluctuations in foreign currency exchange rates. The net sales decrease recorded in the owned brands category was $2.4 million, or 18.4%, due to net sales decreases across all regions. The net sales decrease in the licensed brands category was $4.0 million, or 5.6%, primarily due to net sales decreases in the Americas (excluding the United States) and Asia, partially offset by net sales increases in the Middle East and Europe.

Company Stores Net Sales

Net sales for the three months ended April 30, 2024 in the Company Stores segment were $17.3 million, $2.1 million or 10.7% below the prior year period. The net sales decrease was primarily due to sales mix in the Company stores and, to a lesser extent, a decrease in sales from the Company's online outlet store at www.movadocompanystore.com. As of April 30, 2024 and 2023, the Company operated 55 retail outlet locations.

Gross Profit

Gross profit for the three months ended April 30, 2024 was $75.5 million or 55.3% of net sales as compared to $82.0 million or 56.6% of net sales in the prior year period. The decrease in gross profit of $6.5 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 130 basis points for the three months ended April 30, 2024 reflected an unfavorable impact of sales mix of approximately 70 basis points, the decreased leveraging of certain fixed costs as a result of lower sales of approximately 60 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 10 basis points, partially offset by decreased shipping costs of approximately 10 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended April 30, 2024 were $72.2 million, representing an increase from the prior year period of $1.1 million, or 1.5%. The increase in SG&A expenses was primarily due to an increase in payroll related expenses of $1.3 million partially offset by a decrease of $0.3 million in amortization expense related to certain intangible assets being fully amortized. For the three months ended April 30, 2024, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $0.2 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended April 30, 2024, the Company recorded operating income of $2.9 million in the Watch and Accessory Brands segment which includes $10.9 million of unallocated corporate expenses as well as $14.2 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended April 30, 2023, the Company recorded operating income of $8.8 million in the Watch and Accessory Brands segment which included $11.4 million of unallocated corporate expenses as well as $17.3 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $5.4 million combined with higher SG&A expenses of $0.5 million when compared to the prior year period. The decrease in gross profit was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of certain fixed costs as a result of lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $0.5 million was primarily due to an increase in payroll related expenses of $0.9 million partially offset by a decrease of $0.3 million in amortization expense related to certain intangible assets being fully amortized.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2024, the Company recorded an operating loss of $9.5 million which includes unallocated corporate expenses of $10.9 million. For the three months ended April 30, 2023 the Company recorded an operating loss of $9.0 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $11.4 million. The increase in operating loss was the result of an increase in SG&A expenses of $0.4 million combined with a decrease in gross profit of $0.1 million when compared to the prior year period. The increase in SG&A expenses of $0.4 million was primarily due to an increase in payroll related expenses of $0.6 million. The decrease in gross profit of $0.1 million was primarily the result of lower net sales, partially offset by a higher gross margin percentage primarily due to the favorable impact of sales mix and lower shipping costs, partially offset by the decreased leveraging of certain fixed costs as a result of lower sales.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2024, the Company recorded operating income of $12.4 million which includes $14.2 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended April 30, 2023 the Company recorded operating income of $17.8 million in the International locations of the Watch and Accessory Brands segment which included $17.3 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $5.3 million combined with higher SG&A expenses of $0.1 million. The decrease in gross profit of $5.3 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of certain fixed costs as a result of lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $0.1 million was primarily due to an increase in payroll related expenses of $0.3 million offset by a decrease of $0.3 million in amortization expense related to certain intangible assets being fully amortized.

Company Stores Operating Income

The Company recorded operating income of $0.5 million and $2.1 million in the Company Stores segment for the three months ended April 30, 2024 and 2023, respectively. The decrease in operating income of $1.6 million was primarily related to a decrease in gross profit of $1.1 million, mainly due to lower sales, partially offset by a higher gross margin percentage, and higher SG&A expenses of $0.5 million primarily due to an increase in payroll related expenses of $0.4 million. As of April 30, 2024, and 2023, the Company Stores segment operated 55 retail outlet locations.

Other Non-Operating Income, net

The Company recorded other income, net of $2.2 million primarily due to interest income for the three months ended April 30, 2024.

For the three months ended April 30, 2023, the Company recorded other income, net of $1.0 million primarily due to interest income, partially offset by a $0.5 million impairment related to an equity investment in a consumer products company that sold its business and assets in which the Company expects to receive little or no return on its investment.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended April 30, 2024 and 2023. There were no borrowings under the Company's revolving credit facility during the three months ended April 30, 2024 and 2023.

Income Taxes

The Company recorded an income tax provision of $2.3 million and $2.5 million for the three months ended April 30, 2024 and 2023, respectively.

The effective tax rate was 42.9% and 21.5% for the three months ended April 30, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI and no tax benefit being recognized on certain foreign losses.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $2.9 million and $9.1 million for the three months ended April 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2024 and April 30, 2023, the Company had $225.4 million and $198.3 million, respectively, of cash and cash equivalents. Of this total, $155.5 million and $117.9 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At April 30, 2024 the Company had working capital of $410.3 million as compared to $409.4 million at April 30, 2023. The increase in working capital was primarily the result of an increase in cash, a decrease in income taxes payable and an increase in trade receivables, partially offset by a decrease in inventories and an increase in accounts payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $18.1 million of cash used in operating activities for the three months ended April 30, 2024 as compared to $21.5 million of cash used in operating activities for the three months ended April 30, 2023. Cash used in operating activities for the three months ended April 30, 2024 included net income of $3.1 million, positively adjusted by $3.5 million related to non-cash items. Cash used in operating activities for the three months ended April 30, 2024 included a $16.0 million increase in investment in inventories primarily due to timing of receipts to align with sales levels and net tax related payments of $8.8 million primarily due to timing. Cash used in operating activities for the three months ended April 30, 2023 was primarily due to an $11.1 million decrease in income taxes payable, a decrease in accrued payroll of $9.8 million primarily as a result of payments of performance-based compensation, an $8.1 million increase in investment in inventories primarily due to timing of receipts and a $7.9 million decrease in accounts payable primarily as a result of timing of payments.

Cash used in investing activities was $4.8 million for the three months ended April 30, 2024 as compared to cash used in investing activities of $2.9 million for the three months ended April 30, 2023. The cash used in the three months ended April 30, 2024 was primarily related to $3.1 million of long-term investments and capital expenditures of $1.6 million primarily due to shop-in-shops and construction in progress mainly related to Company stores. Cash used in investing activities for the three months ended April 30, 2023 was primarily due to $2.3 million of capital expenditures and $0.6 million of long-term investments.

Cash used in financing activities was $9.9 million for the three months ended April 30, 2024 as compared to cash used in financing activities of $30.3 million for the three months ended April 30, 2023. The cash used in the three months ended April 30, 2024 included $7.8 million in dividends paid, $1.1 million in stock repurchased in the open market and $1.0 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards. The cash used in the three months ended April 30, 2023 included $29.9 million in dividends paid, which included a special cash dividend of $1.00 per share, and $0.4 million in stock repurchased in the open market.

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

As of both April 30, 2024, and April 30, 2023, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2024 and April 30, 2023. At April 30, 2024, the letters of credit have expiration dates through April 28, 2025. As of both April 30, 2024, and April 30, 2023, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 5 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three months ended April 30, 2024 and 2023.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of April 30, 2024, and 2023, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $7.3 million, respectively. As of April 30, 2024, and 2023, there were no borrowings against these lines. As of April 30, 2024 and 2023, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million, for both periods, in various foreign currencies, of which $0.7 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees and amortization of debt fees, was $0.1 million for both the three month periods ended April 30, 2024 and April 30, 2023.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $8.4 million of these commitments through fiscal 2024 and an additional $3.1 million during the first quarter of fiscal 2025 and may be called upon to satisfy capital calls in respect of the remaining $10.0 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that is expected to yield little or no return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024.

The Company paid cash dividends of $0.35 per share, or $7.8 million, during the three months ended April 30, 2024. During the three months ended April 30, 2023, the Company paid a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, for a total amount of $29.9 million. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2024, the Company repurchased a total of 39,000 shares of its common stock at a total cost of $1.1 million, or an average of $27.85 per share. At April 30, 2024, $16.8 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the three months ended April 30, 2023, the Company repurchased a total of 14,000 shares of its common stock at a total cost of $0.4 million, or an average of $27.24 per share.

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

As of April 30, 2024, the Company’s entire net forward contracts hedging portfolio consisted of 2.8 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 22.2 million U.S. dollars equivalent, 18.2 million Euros equivalent (including 6.0 million Euros designated as cash flow hedges) and 1.2 million British Pounds equivalent with various expiry dates ranging through October 3, 2024, compared to a portfolio of 24.7 million Chinese Yuan equivalent, 24.0 million Swiss Francs equivalent, 17.1 million U.S. dollars equivalent, 38.4 million Euros equivalent (including 21.0 million Euros designated as cash flow hedges) and 2.8 million British Pounds equivalent with various expiry dates ranging through September 14, 2023, as of April 30, 2023. If the Company were to settle its Swiss Franc forward contracts at April 30, 2024, the result would be a $0.7 million loss. If the Company were to settle its Euro forward contracts at April 30, 2024, the result would be a $0.1 million gain. As of April 30, 2024, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2024 and 2023; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at April 30, 2024 and 2023 was zero for both periods. During the three months ended April 30, 2024, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of April 30, 2024, there have been no material changes to any of the risk factors previously reported in the Company’s 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through November 23, 2024, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2024, the Company repurchased a total of 39,000 shares of its common stock at a total cost of $1.1 million, or an average of $27.85 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 37,859 shares were repurchased during the three months ended April 30, 2024 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2024 – February 29, 2024	20,352	$28.28	20,000	$17,307,201
March 1, 2024 – March 31, 2024	19,000	27.40	19,000	16,786,673
April 1, 2024 – April 30, 2024	37,507	27.93	—	16,786,673
Total	76,859	$27.89	39,000	$16,786,673

Item 5. Other Information

During the quarterly period ended April 30, 2024, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: May 30, 2024	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)