Form 10-Q
period 2024-07-31
MOVADO GROUP INC
filed 2024-09-05
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 30, 2024 were 15,763,218 and 6,458,376 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$198,251	$262,059	$218,909
Trade receivables, net	109,784	104,472	95,821
Inventories	176,396	148,031	181,448
Other current assets	26,421	17,962	25,206
Income taxes receivable	13,088	11,354	12,988
Total current assets	523,940	543,878	534,372
Property, plant and equipment, net	20,315	19,436	19,740
Operating lease right-of-use assets	85,350	82,661	71,358
Deferred and non-current income taxes	42,685	43,016	45,004
Other intangibles, net	6,645	7,493	8,432
Other non-current assets	80,253	72,598	70,791
Total assets	$759,188	$769,082	$749,697
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,769	$32,775	$28,435
Accrued liabilities	45,074	38,695	47,135
Accrued payroll and benefits	9,778	7,591	10,976
Current operating lease liabilities	18,352	15,696	17,069
Income taxes payable	8,962	18,318	18,078
Total current liabilities	118,935	113,075	121,693
Deferred and non-current income taxes payable	1,028	8,234	8,321
Non-current operating lease liabilities	76,314	76,396	63,565
Other non-current liabilities	56,336	52,420	52,220
Total liabilities	252,613	250,125	245,799
Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,169,952, 29,004,001 and 28,876,211 shares issued and outstanding, respectively	292	290	289
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,458,376, 6,483,116 and 6,483,116 shares issued and outstanding	64	64	64
Capital in excess of par value	242,039	239,062	234,443
Retained earnings	461,382	470,317	456,279
Accumulated other comprehensive income	87,838	92,335	91,810
Treasury Stock, 13,408,334, 13,328,095 and 13,213,877 shares, respectively, at cost	(287,499)	(285,270)	(282,101)
Total Movado Group, Inc. shareholders' equity	504,116	516,798	500,784
Noncontrolling interest	2,459	2,159	3,114
Total equity	506,575	518,957	503,898
Total liabilities and equity	$759,188	$769,082	$749,697

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net sales	$159,313	$160,390	$295,982	$305,295
Cost of sales	72,948	71,104	134,104	134,006
Gross profit	86,365	89,286	161,878	171,289
Selling, general and administrative	83,335	79,638	155,537	150,742
Operating income	3,030	9,648	6,341	20,547
Non-operating income/(expense):
Other income, net	1,877	1,537	4,049	2,562
Interest expense	(110)	(113)	(228)	(226)
Income before income taxes	4,797	11,072	10,162	22,883
Provision for income taxes (Note 9)	936	2,885	3,238	5,419
Net income	3,861	8,187	6,924	17,464
Less: Net income attributable to noncontrolling interests	140	138	312	287
Net income attributable to Movado Group, Inc.	$3,721	$8,049	$6,612	$17,177

Basic income per share:
Weighted basic average shares outstanding	22,303	22,231	22,278	22,229
Net income per share attributable to Movado Group, Inc.	$0.17	$0.36	$0.30	$0.77

Diluted income per share:
Weighted diluted average shares outstanding	22,658	22,616	22,665	22,642
Net income per share attributable to Movado Group, Inc.	$0.16	$0.36	$0.29	$0.76

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income	$3,861	$8,187	$6,924	$17,464
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $6, $1, $7 and ($10), respectively	16	3	20	(29)
Amortization of prior service cost, net of tax provision of $4, $4, $7 and $8, respectively	12	15	24	30
Foreign currency translation adjustments	5,826	6,320	(4,513)	10,322
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision/(benefit) of $16, $59, $38 and ($5), respectively	79	299	190	(24)
Amounts reclassified from accumulated other comprehensive (loss)/income, net of tax (benefit)/provision of ($33), ($1), ($43) and $43, respectively	(168)	(4)	(218)	216
Total other comprehensive income/(loss), net of taxes	5,765	6,633	(4,497)	10,515
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	140	138	312	287
Foreign currency translation adjustments	11	34	(12)	(111)
Total comprehensive income attributable to noncontrolling interests	$151	$172	$300	$176
Total comprehensive income attributable to Movado Group, Inc.	$9,475	$14,648	$2,127	$27,803

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$6,924	$17,464
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,582	5,039
Transactional (gains)/losses	(75)	849
Provision for inventories and accounts receivable	2,292	1,916
Deferred income taxes	(553)	(1,564)
Stock-based compensation	2,855	3,579
Other	171	647
Changes in assets and liabilities:
Trade receivables	(6,864)	(827)
Inventories	(31,401)	6,935
Other current assets	(8,375)	(700)
Accounts payable	3,493	(2,995)
Accrued liabilities	6,608	2,206
Accrued payroll and benefits	2,243	(6,529)
Income taxes receivable	4,126	(5,981)
Income taxes payable	(22,218)	(12,108)
Other non-current assets	276	1,003
Other non-current liabilities	6	292
Net cash (used in)/provided by operating activities	(35,910)	9,226
Cash flows from investing activities:
Capital expenditures	(3,913)	(4,620)
Long-term investments	(4,310)	(1,407)
Trademarks and other intangibles	(82)	(54)
Net cash used in investing activities	(8,305)	(6,081)
Cash flows from financing activities:
Dividends paid	(15,547)	(37,650)
Stock repurchases	(1,086)	(433)
Stock awards and options exercised and other changes	(1,075)	(92)
Net cash used in financing activities	(17,708)	(38,175)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,900)	3,131
Net decrease in cash, cash equivalents and restricted cash	(63,823)	(31,899)
Cash, cash equivalents, and restricted cash at beginning of year	262,814	252,179
Cash, cash equivalents, and restricted cash at end of period	$198,991	$220,280

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$198,251	$218,909
Restricted cash included in other non-current assets	740	1,371
Cash, cash equivalents, and restricted cash	$198,991	$220,280

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Weighted average common shares outstanding:
Basic	22,303	22,231	22,278	22,229
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	355	385	387	413
Diluted	22,658	22,616	22,665	22,642

For the three months ended July 31, 2024 and 2023, approximately 715,000 and 505,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For both the six months ended July 31, 2024 and 2023, approximately 668,000 of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On May 30, 2024, the Company declared a quarterly cash dividend of $0.35 per share payable on June 26, 2024, to shareholders of record on June 12, 2024. The total dividend of $7.8 million was paid on June 26, 2024. On March 26, 2024, the Company declared a quarterly cash dividend of $0.35 per share payable on April 23, 2024, to shareholders of record on April 9, 2024. The total dividend of $7.8 million was paid on April 23, 2024. During the three months ended April 30, 2023, the Company paid a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, for a total of $29.9 million. During the three months ended July 31, 2023, the Company paid a quarterly cash dividend of $0.35 per share, or $7.7 million.

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2024	January 31, 2024	July 31, 2023
Finished goods	$145,418	$117,909	$147,003
Component parts	27,573	26,386	30,653
Work-in-process	3,405	3,736	3,792
	$176,396	$148,031	$181,448

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

As of both July 31, 2024, and July 31, 2023, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2024 and July 31, 2023. At July 31, 2024, the letters of credit have expiration dates through June 2, 2025. As of both July 31, 2024, and July 31, 2023, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three and six months ended July 31, 2024 and 2023, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of July 31, 2024, and 2023, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.4 million and $7.5 million, respectively. As of July 31, 2024, and 2023, there were no borrowings against these lines. As of July 31, 2024 and 2023, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.4 million and $2.0 million, respectively, in various foreign currencies, of which $0.7 million and $1.4 million ($0.5 million was refunded in August 2023), respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the six month periods ended July 31, 2024 and July 31, 2023 and amortization of debt fees was $0.1 million for both the six month periods ended July 31, 2024 and July 31, 2023.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of July 31, 2024, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 17.0 million Euros equivalent with various expiry dates ranging through October 22, 2024. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of July 31, 2024, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 25.0 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 30.0 million U.S. dollars equivalent, 18.9 million Euros equivalent and 2.7 million British Pounds equivalent with various expiry dates ranging through January 9, 2025. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of July 31, 2024, January 31, 2024 and July 31, 2023 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2024 Fair Value	January 31, 2024 Fair Value	July 31, 2023 Fair Value	Balance Sheet Location	July 31, 2024 Fair Value	January 31, 2024 Fair Value	July 31, 2023 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$25	$26	$50	Accrued Liabilities	$24	$11	$101
Total Derivative Instruments		$25	$26	$50		$24	$11	$101

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2024 Fair Value	January 31, 2024 Fair Value	July 31, 2023 Fair Value	Balance Sheet Location	July 31, 2024 Fair Value	January 31, 2024 Fair Value	July 31, 2023 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$384	$528	$360	Accrued Liabilities	$—	$—	$44
Total Derivative Instruments		$384	$528	$360		$—	$—	$44

As of July 31, 2024, January 31, 2024 and July 31, 2023, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income were $15,000, $43,000 and $21,000, respectively. For the three months ended July 31, 2024, and July 31, 2023, the Company reclassified $0.2 million and $4,000, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. For the six months ended July 31, 2024, and July 31, 2023, the Company reclassified $0.2 million and ($0.2) million, respectively, from accumulated other comprehensive income/(loss) to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three and six months ended July 31, 2024.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2024 and 2023 and January 31, 2024 (in thousands):

		Fair Value at July 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$272	$—	$—	$272
Short-term investment	Other current assets	151	—	—	151
SERP assets - employer	Other non-current assets	659	—	—	659
SERP assets - employee	Other non-current assets	52,511	—	—	52,511
Defined benefit plan assets	Other non-current liabilities	—	—	34,109	34,109
Hedge derivatives	Other current assets	—	409	—	409
Total		$53,593	$409	$34,109	$88,111
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$52,511	$—	$—	$52,511
Hedge derivatives	Accrued liabilities	—	24	—	24
Total		$52,511	$24	$—	$52,535

		Fair Value at January 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$246	$—	$—	$246
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	510	—	—	510
SERP assets - employee	Other non-current assets	48,800	—	—	48,800
Defined benefit plan assets	Other non-current liabilities	—	—	33,731	33,731
Hedge derivatives	Other current assets	—	554	—	554
Total		$49,711	$554	$33,731	$83,996
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$48,800	$—	$—	$48,800
Hedge derivatives	Accrued liabilities	—	11	—	11
Total		$48,800	$11	$—	$48,811

		Fair Value at July 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$225	$—	$—	$225
Short-term investment	Other current assets	158	—	—	158
SERP assets - employer	Other non-current assets	554	—	—	554
SERP assets - employee	Other non-current assets	48,046	—	—	48,046
Defined benefit plan assets	Other non-current liabilities	—	—	31,192	31,192
Hedge derivatives	Other current assets	—	410	—	410
Total		$48,983	$410	$31,192	$80,585
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$48,046	$—	$—	$48,046
Hedge derivatives	Accrued liabilities	—	145	—	145
Total		$48,046	$145	$—	$48,191

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of one percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives consist of cash flow hedging instruments and forward contracts (see Note 6 for further discussion) and are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates.

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities in the Consolidated Balance Sheets at July 31, 2024, January 31, 2024, and July 31, 2023.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2024, the Company invested approximately $8.4 million and during the first six months of fiscal 2025, the Company invested an additional $4.3 million in venture capital funds. The Company has evaluated and will regularly evaluate the carrying value of its investments. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that yielded little return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024, and the impairment is recorded in Other income, net in the Consolidated Statements of Operations. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at July 31, 2024, January 31, 2024 and July 31, 2023.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputed the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would imply $5.1 million in underpaid duties for all imports that entered the United States during the audit period which extended from August 1, 2011 through July 15, 2016, plus possible penalties and interest. Although the Company believes that U.S. Customs’ alternative duty methodology and estimate were not consistent with the Company’s facts and circumstances and consistently disputed U.S. Customs’ position, the Company previously established reserves for a portion of the alleged underpayment indicated in the audit report. Between February 2017 and January 2021, the Company made numerous submissions to U.S. Customs containing supplemental analyses and information in response to U.S. Customs’ information requests. On May 1, 2023, the statute of limitations lapsed with respect to all entries encompassed by the audit period. As a result, during the second quarter of fiscal 2024, the Company released the reserves that it had established in respect of those entries.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2024, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 9 – INCOME TAXES

The Company recorded an income tax provision of $0.9 million and $2.9 million for the three months ended July 31, 2024 and 2023, respectively.

The effective tax rate was 19.5% and 26.1% for the three months ended July 31, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI") and a reduction in valuation allowances against certain foreign losses.

The Company recorded an income tax provision of $3.2 million and $5.4 million for the six months ended July 31, 2024 and 2023, respectively.

The effective tax rate was 31.9% and 23.7% for the six months ended July 31, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI and an increase in valuation allowances against certain foreign losses.

At July 31, 2024, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $309.6 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 10 – EQUITY

The components of equity for the three and six months ended July 31, 2024 and 2023 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity for the three months ended July 31, 2024 and 2023
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, April 30, 2024	$—	29,132	$291	6,483	$64	$240,923	$465,435	$82,073	$(287,414)	$2,308	$503,680
Net income attributable to Movado Group, Inc.							3,721			140	3,861
Dividends ($0.35 per share)							(7,774)				(7,774)
Stock awards and options exercised		13	1			67			(85)		(17)
Stock repurchases											-
Conversion of Class A Common Stock to Common Stock		25		(25)							-
Supplemental executive retirement plan						32					32
Stock-based compensation expense						1,017					1,017
Net unrealized gain on investments, net of tax provision of $6								16			16
Net change in effective portion of hedging contracts, net of tax benefit of ($17)								(89)			(89)
Amortization of prior service cost, net of tax provision of $4								12			12
Foreign currency translation adjustment (3)								5,826		11	5,837
Balance, July 31, 2024	$—	29,170	$292	6,458	$64	$242,039	$461,382	$87,838	$(287,499)	$2,459	$506,575

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, April 30, 2023	$—	28,824	$288	6,525	$65	$232,419	$455,979	$85,177	$(281,957)	$2,942	$494,913
Net income attributable to Movado Group, Inc.							8,049			138	8,187
Dividends ($0.35 per share)							(7,749)				(7,749)
Stock awards and options exercised		10							(92)		(92)
Stock repurchases									(52)		(52)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan						42					42
Stock-based compensation expense						1,982					1,982
Net unrealized gain on investments, net of tax provision of $1								3			3
Net change in effective portion of hedging contracts, net of tax provision of $58								295			295
Amortization of prior service cost, net of tax provision of $4								15			15
Foreign currency translation adjustment (3)								6,320		34	6,354
Balance, July 31, 2023	$—	28,876	$289	6,483	$64	$234,443	$456,279	$91,810	$(282,101)	$3,114	$503,898

			Movado Group, Inc. Shareholders' Equity for the six months ended July 31, 2024 and 2023
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2024	$—	29,004	$290	6,483	$64	$239,062	$470,317	$92,335	$(285,270)	$2,159	$518,957
Net income attributable to Movado Group, Inc.							6,612			312	6,924
Dividends ($0.70 per share)							(15,547)				(15,547)
Stock awards and options exercised		140	2			66			(1,143)		(1,075)
Stock repurchases									(1,086)		(1,086)
Conversion of Class A Common Stock to Common Stock		25		(25)							-
Supplemental executive retirement plan		1				56					56
Stock-based compensation expense						2,855					2,855
Net unrealized gain on investments, net of tax provision of $7								20			20
Net change in effective portion of hedging contracts, net of tax benefit of ($5)								(28)			(28)
Amortization of prior service cost, net of tax provision of $7								24			24
Foreign currency translation adjustment (3)								(4,513)		(12)	(4,525)
Balance, July 31, 2024	$—	29,170	$292	6,458	$64	$242,039	$461,382	$87,838	$(287,499)	$2,459	$506,575

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2023	$—	28,807	$288	6,525	$65	$230,782	$476,752	$81,295	$(281,576)	$2,938	$510,544
Net income attributable to Movado Group, Inc.							17,177			287	17,464
Dividends ($1.70 per share)							(37,650)				(37,650)
Stock awards and options exercised		27							(92)		(92)
Stock repurchases									(433)		(433)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan						82					82
Stock-based compensation expense						3,579					3,579
Net unrealized loss on investments, net of tax benefit of ($10)								(29)			(29)
Net change in effective portion of hedging contracts, net of tax provision of $38								192			192
Amortization of prior service cost, net of tax provision of $8								30			30
Foreign currency translation adjustment (3)								10,322		(111)	10,211
Balance, July 31, 2023	$—	28,876	$289	6,483	$64	$234,443	$456,279	$91,810	$(282,101)	$3,114	$503,898

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

During the six months ended July 31, 2024, the Company repurchased a total of 39,000 shares of its common stock at a total cost of $1.1 million, or an average of $27.85 per share. During the six months ended July 31, 2023, the Company repurchased a total of 16,000 shares of its common stock at a total cost of $0.4 million, or an average of $27.04 per share.

At July 31, 2024, $16.8 million remains available for purchase under the Company's November 23, 2021 repurchase program.

There were 41,239 and 3,538 shares of common stock repurchased during the six months ended July 31, 2024 and 2023, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at July 31, 2024 and 2023, and January 31, 2024, related to each component of accumulated other comprehensive income are as follows (in thousands):

	July 31, 2024	January 31, 2024	July 31, 2023
Foreign currency translation adjustments	$89,327	$93,840	$93,327
Available-for-sale securities	189	169	153
Cash flow hedges	15	43	21
Unrecognized prior service cost related to defined benefit pension plan	(147)	(171)	(201)
Net actuarial loss related to defined benefit pension plan	(1,546)	(1,546)	(1,490)
Total accumulated other comprehensive income	$87,838	$92,335	$91,810

Amounts reclassified from accumulated other comprehensive income/(loss) to operating income in the Consolidated Statements of Operations during the six months ended July 31, 2024 and July 31, 2023 were $0.2 million and ($0.2) million, respectively.

NOTE 13 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
Customer Type	2024	2023	2024	2023
Wholesale	$116,219	$117,589	$223,979	$232,437
Direct to consumer	42,206	41,847	70,353	71,016
After-sales service	888	954	1,650	1,842
Net Sales	$159,313	$160,390	$295,982	$305,295

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the six months ended July 31, 2024 and July 31, 2023.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended July 31, 2024 and 2023 was $0.2 million and $0.6 million, respectively. Total compensation expense for stock option grants recognized during the six months ended July 31, 2024 and 2023 was $0.5 million and $1.2 million, respectively. As of July 31, 2024, there was $0.5 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 0.7 years. Total cash consideration received for stock option exercises during the six months ended July 31, 2024 and 2023 was $0.1 million and zero, respectively.

The following table summarizes the Company’s stock options activity during the first six months of fiscal 2025:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2024 (662,375 options exercisable)	1,014,189	$24.20	$12.42-$42.12	6.2	$6,049
Granted	—	—	—
Exercised	(4,000)	$16.87	$16.87
Forfeited	(58,700)	$42.12	$42.12
Options outstanding at July 31, 2024	951,489	$23.13	$12.42-$38.04	6.0	$5,136
Exercisable at July 31, 2024	802,850	$20.37		5.6	$5,136
Expected to vest at July 31, 2024	147,342	$38.04		7.7	$-

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended July 31, 2024 and 2023, compensation expense for stock awards was $0.8 million and $1.4 million, respectively. For the six months ended July 31, 2024 and 2023, compensation expense for stock awards was $2.3 million and $2.4 million, respectively. As of July 31, 2024, there was approximately $9.4 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the Company’s stock awards activity during the first six months of fiscal 2025:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2024	485,956	$30.15
Units granted	311,786	$27.78
Units vested	(135,743)	$28.10
Units forfeited	—	—
Units outstanding at July 31, 2024	661,999	$29.45	1.9	$17,146

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. There were 41,239 and 3,538 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $1.1 million and $0.1 million for the six months ended July 31, 2024 and 2023, respectively. The total fair value of stock award units that vested during the first six months of fiscal 2025 was $3.8 million.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, Asia, the Americas (excluding the United States) and the Middle East accounted for 29.4%, 9.5%, 9.0% and 7.8%, respectively, of the Company’s total net sales for the three months ended July 31, 2024. For the three months ended July 31, 2023, the Company’s International operations in Europe, Asia, the Middle East and the Americas (excluding the United States) accounted for 29.1%, 9.1%, 9.0% and 8.6%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 30.7%, 9.4%, 8.7% and 8.6%, respectively, of the Company’s total net sales for the six months ended July 31, 2024. For the six months ended July 31, 2023, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 29.8%, 10.2%, 9.2% and 8.2%, respectively, of the Company’s total net sales.

Certain prior year reclassifications have been made to the allocation of geographic revenue between the Middle East and Asia.

Operating Segment Data for the Three Months Ended July 31, 2024 and 2023 (in thousands):

	Net Sales
	2024	2023
Watch and Accessory Brands:
Owned brands category	$45,466	$48,888
Licensed brands category	86,600	84,450
After-sales service and all other	1,858	782
Total Watch and Accessory Brands	133,924	134,120
Company Stores	25,389	26,270
Consolidated total	$159,313	$160,390

	Operating (Loss)/Income
	2024	2023
Watch and Accessory Brands	$(650)	$4,589
Company Stores	3,680	5,059
Consolidated total	$3,030	$9,648

Operating Segment Data as of and for the Six Months Ended July 31, 2024 and 2023 (in thousands):

	Net Sales
	2024	2023
Watch and Accessory Brands:
Owned brands category	$85,413	$94,020
Licensed brands category	162,957	164,657
After-sales service and all other	4,956	1,002
Total Watch and Accessory Brands	253,326	259,679
Company Stores	42,656	45,616
Consolidated total	$295,982	$305,295

	Operating Income
	2024	2023
Watch and Accessory Brands	$2,203	$13,418
Company Stores	4,138	7,129
Consolidated total	$6,341	$20,547

	Total Assets
	July 31, 2024	January 31, 2024	July 31, 2023
Watch and Accessory Brands	$699,729	$710,067	$687,745
Company Stores	59,459	59,015	61,952
Consolidated total	$759,188	$769,082	$749,697

Geographic Location Data for the Three Months Ended July 31, 2024 and 2023 (in thousands):

	Net Sales		Operating (Loss)/Income
	2024	2023	2024	2023
United States (1)	$70,575	$70,818	$(5,293)	$(5,711)
International (2)	88,738	89,572	8,323	15,359
Consolidated total	$159,313	$160,390	$3,030	$9,648

United States and International net sales are net of intercompany sales of $73.5 million and $48.9 million for the three months ended July 31, 2024 and 2023, respectively.

Geographic Location Data as of and for the Six Months Ended July 31, 2024 and 2023 (in thousands):

	Net Sales		Operating (Loss)/Income
	2024	2023	2024	2023
United States (1)	$126,139	$130,027	$(14,330)	$(12,672)
International (2)	169,843	175,268	20,671	33,219
Consolidated total	$295,982	$305,295	$6,341	$20,547

United States and International net sales are net of intercompany sales of $144.0 million and $113.5 million for the six months ended July 31, 2024 and 2023, respectively.

(1)
The United States operating loss included $7.2 million and $10.2 million of unallocated corporate expenses for the three months ended July 31, 2024 and 2023, respectively. The United States operating loss included $18.1 million and $21.7 million of unallocated corporate expenses for the six months ended July 31, 2024 and 2023, respectively.
(2)
The International operating income included $14.1 million and $15.3 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2024 and 2023, respectively. The International operating income included $28.3 million and $32.5 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2024 and 2023, respectively.

	Total Assets
	July 31, 2024	January 31, 2024	July 31, 2023
United States	$349,562	$361,980	$359,233
International	409,626	407,102	390,464
Consolidated total	$759,188	$769,082	$749,697

	Property, Plant and Equipment, Net
	July 31, 2024	January 31, 2024	July 31, 2023
United States	$13,088	$11,950	$12,502
International	7,227	7,486	7,238
Consolidated total	$20,315	$19,436	$19,740

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2024 Annual Report on Form 10-K and are incorporated by reference herein. As of July 31, 2024, there have been no material changes to any of the Company's critical accounting policies.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023, along with a discussion of the changes in financial condition during the first six months of fiscal 2025. The

Company’s results of operations for the first six months of fiscal 2025 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2025. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the Securities and Exchange Commission on March 26, 2024.

Results of operations for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2024	2023
Watch and Accessory Brands:
United States	$46,508	$45,879
International	87,416	88,241
Total Watch and Accessory Brands	133,924	134,120
Company Stores:
United States	24,067	24,939
International	1,322	1,331
Total Company Stores	25,389	26,270
Net Sales	$159,313	$160,390

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2024	2023
Watch and Accessory Brands:
Owned brands category	$45,466	$48,888
Licensed brands category	86,600	84,450
After-sales service and all other	1,858	782
Total Watch and Accessory Brands	133,924	134,120
Company Stores	25,389	26,270
Net Sales	$159,313	$160,390

Net Sales

Net sales for the three months ended July 31, 2024 were $159.3 million, representing a $1.1 million or 0.7% decrease from the prior year period. This decrease is attributable to the Company Stores segment and, to a lesser extent, the Watch and Accessory Brands segment. For the three months ended July 31, 2024, fluctuations in foreign currency exchange rates negatively impacted net sales by $0.6 million when compared to the prior year period. Excluding this $0.6 million impact, net sales would have decreased by 0.3% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2024 in the Watch and Accessory Brands segment were $133.9 million, below the prior year period by $0.2 million, or 0.1%. The decrease in net sales was primarily due to unfavorable sales mix in the Company's wholesale customers, mainly in the International locations, and the negative impact of fluctuations in foreign exchange rates, partially offset by an increase in online retail in the United States locations.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2024 in the United States locations of the Watch and Accessory Brands segment were $46.5 million, above the prior year period by $0.6 million, or 1.4%, resulting primarily from an increase in online retail. The net sales recorded in the licensed brands category increased $1.3 million, or 13.1%, partially offset by a decrease in net sales recorded in the owned brands category of $1.0 million, or 2.9%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2024 in the International locations of the Watch and Accessory Brands segment were $87.4 million, below the prior year by $0.8 million, or 0.9%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $0.6 million when compared to the prior year period. The decrease in net sales was primarily due to unfavorable sales mix in the Company's wholesale customers and the negative impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $2.4 million, or 18.1%, due to net sales decreases across all regions. The net sales increase recorded in the licensed brands category was $0.9 million, or 1.2%, primarily due to net sales increases in the Americas (excluding the United States), Europe and Asia, partially offset by a net sales decrease in the Middle East.

Company Stores Net Sales

Net sales for the three months ended July 31, 2024 in the Company Stores segment were $25.4 million, $0.9 million or 3.4% below the prior year period. The net sales decrease was primarily due to unfavorable sales mix in the Company stores, partially offset by an increase in sales from the Company's online outlet store at www.movadocompanystore.com. As of July 31, 2024 and 2023, the Company operated 56 and 55 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended July 31, 2024 was $86.4 million or 54.2% of net sales as compared to $89.3 million or 55.7% of net sales in the prior year period. The decrease in gross profit of $2.9 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 150 basis points for the three months ended July 31, 2024 was primarily due to an unfavorable impact of sales mix.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2024 were $83.3 million, representing an increase from the prior year period of $3.7 million, or 4.6%. The increase in SG&A expenses was primarily due to higher marketing expenses of $5.0 million, partially offset by a decrease in performance-based compensation of $0.9 million and a decrease of $0.2 million in amortization expense related to certain intangible assets being fully amortized. For the three months ended July 31, 2024, fluctuations in foreign currency rates related to the foreign subsidiaries favorably impacted SG&A expenses by $0.3 million when compared to the prior year period.

Watch and Accessory Brands Operating (Loss)/Income

For the three months ended July 31, 2024 the Company recorded operating loss of $0.6 million in the Watch and Accessory Brands segment which includes $7.2 million of unallocated corporate expenses as well as $14.1 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended July 31, 2023, the Company recorded operating income of $4.6 million in the Watch and Accessory Brands segment which included $10.2 million of unallocated corporate expenses as well as $15.3 million of certain intercompany profits related to the Company’s supply chain operations. The change to operating loss from operating income of $5.2 million was the result of a decrease in gross profit of $1.9 million combined with higher SG&A expenses of $3.3 million when compared to the prior year period. The decrease in gross profit was primarily the result of a lower gross margin percentage primarily due to an unfavorable impact of sales mix. The increase in SG&A expenses of $3.3 million was primarily due to higher marketing expenses of $4.8 million, partially offset by a decrease in performance-based compensation of $0.9 million and a decrease of $0.2 million in amortization expense related to certain intangible assets being fully amortized.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2024, the Company recorded an operating loss of $8.6 million which includes unallocated corporate expenses of $7.2 million. For the three months ended July 31, 2023 the Company recorded an operating loss of $10.4 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $10.2 million. The decrease in operating loss was the result of an increase in gross profit of $1.6 million combined with a decrease in SG&A expenses of $0.2 million when compared to the prior year period. The increase in gross profit of $1.6 million was primarily the result of higher net sales combined with a higher gross margin percentage primarily due to the favorable impact of sales mix. The decrease in SG&A expenses of $0.2 million was primarily due to a decrease in performance-based compensation and payroll related expenses of $1.5 million offset by higher marketing expenses of $1.5 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2024, the Company recorded operating income of $8.0 million which includes $14.1 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended July 31, 2023 the Company recorded operating income of $15.0 million in the International locations of the Watch and Accessory Brands segment which included $15.3 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $3.4 million combined with higher SG&A expenses of $3.6 million. The decrease in gross profit of $3.4 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix. The increase in SG&A expenses of $3.6 million was primarily due to the following factors: higher marketing expenses of $3.3 million and an increase in payroll related expenses of $0.5 million. These increases in SG&A expenses were partially offset by a decrease of $0.2 million in amortization expense related to certain intangible assets being fully amortized.

Company Stores Operating Income

The Company recorded operating income of $3.7 million and $5.1 million in the Company Stores segment for the three months ended July 31, 2024 and 2023, respectively. The decrease in operating income of $1.4 million was primarily related to a decrease in gross profit of $1.0 million, mainly due to lower sales combined with a lower gross margin percentage, and higher SG&A expenses of $0.4 million primarily due to higher marketing expenses of $0.2 million and an increase in payroll related expenses of $0.2 million. As of July 31, 2024, and 2023, the Company Stores segment operated 56 and 55 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $1.9 million primarily due to interest income for the three months ended July 31, 2024.

The Company recorded other income, net of $1.5 million primarily due to interest income for the three months ended July 31, 2023.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended July 31, 2024 and 2023. There were no borrowings under the Company's revolving credit facility during the three months ended July 31, 2024 and 2023.

Income Taxes

The Company recorded an income tax provision of $0.9 million and $2.9 million for the three months ended July 31, 2024 and 2023, respectively.

The effective tax rate was 19.5% and 26.1% for the three months ended July 31, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI") and a reduction in valuation allowances against certain foreign losses.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $3.7 million and $8.0 million for the three months ended July 31, 2024 and 2023, respectively.

Results of operations for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2024	2023
Watch and Accessory Brands:
United States	$85,622	$86,623
International	167,704	173,056
Total Watch and Accessory Brands	253,326	259,679
Company Stores:
United States	40,517	43,404
International	2,139	2,212
Total Company Stores	42,656	45,616
Net Sales	$295,982	$305,295

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2024	2023
Watch and Accessory Brands:
Owned brands category	$85,413	$94,020
Licensed brands category	162,957	164,657
After-sales service and all other	4,956	1,002
Total Watch and Accessory Brands	253,326	259,679
Company Stores	42,656	45,616
Net Sales	$295,982	$305,295

Net Sales

Net sales for the six months ended July 31, 2024 were $296.0 million, representing a $9.3 million or 3.1% decrease from the prior year period. This decrease is attributable to the Watch and Accessory Brands segment and the Company Stores segment. For the six months ended July 31, 2024, fluctuations in foreign currency exchange rates had an immaterial impact when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2024 in the Watch and Accessory Brands segment were $253.3 million, below the prior year period by $6.4 million, or 2.4%. The decrease in net sales was primarily due to unfavorable sales mix in the Company's wholesale customers, mainly in the International locations, and decreased volumes resulting from lower demand in the Company's wholesale customers in the United States locations, partially offset by an increase in online retail in the United States locations.

United States Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2024 in the United States locations of the Watch and Accessory Brands segment were $85.6 million, below the prior year period by $1.0 million, or 1.2%, resulting primarily from decreased volumes due to lower demand in the Company's wholesale customers, partially offset by an increase in online retail. The net sales recorded in the owned brands category decreased $3.8 million, or 5.6%, partially offset by an increase in net sales recorded in the licensed brand category of $1.4 million, or 7.9%.

International Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2024 in the International locations of the Watch and Accessory Brands segment were $167.7 million, below the prior year by $5.4 million, or 3.1%, which included an immaterial impact of fluctuations in foreign currency exchange rates when compared to the prior year period. The decrease in net sales was across most brands in both the owned and licensed brand categories primarily due to unfavorable sales mix in the Company's wholesale customers. The net sales decrease recorded in the owned brands category was $4.8 million, or 18.2%, due to net sales decreases across all regions. The net sales decrease in the licensed brands category was $3.1 million, or 2.1%, primarily due to net sales decreases in the Americas (excluding the United States) and the Middle East, partially offset by net sales increases Europe and Asia.

Company Stores Net Sales

Net sales for the six months ended July 31, 2024 in the Company Stores segment were $42.7 million, $3.0 million or 6.5% below the prior year period. The net sales decrease was primarily due to unfavorable sales mix in the Company stores, partially offset by an increase in sales from the Company's online outlet store at www.movadocompanystore.com. As of July 31, 2024 and 2023, the Company operated 56 and 55 retail outlet locations, respectively.

Gross Profit

Gross profit for the six months ended July 31, 2024 was $161.9 million or 54.7% of net sales as compared to $171.3 million or 56.1% of net sales in the prior year period. The decrease in gross profit of $9.4 million was primarily due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 140 basis points for the six months ended July 31, 2024 reflected an unfavorable impact of sales mix of approximately 110 basis points, the decreased leveraging of certain fixed costs as a result of lower sales of approximately 30 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 10 basis points, partially offset by decreased shipping costs of approximately 10 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the six months ended July 31, 2024 were $155.5 million, representing an increase from the prior year period of $4.8 million, or 3.2%. The increase in SG&A expenses was primarily due to the following factors: higher marketing expenses of $5.3 million and an increase in payroll related expenses of $1.7 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $1.4 million and a decrease of $0.6 million in amortization expense related to certain intangible assets being fully amortized. For the six months ended July 31, 2024, fluctuations in foreign currency rates related to the foreign subsidiaries favorably impacted SG&A expenses by $0.1 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the six months ended July 31, 2024 the Company recorded operating income of $2.2 million in the Watch and Accessory Brands segment which includes $18.1 million of unallocated corporate expenses as well as $28.3 million of certain intercompany profits related to the Company’s supply chain operations. For the six months ended July 31, 2023, the Company recorded operating income of $13.4 million in the Watch and Accessory Brands segment which included $21.7 million of unallocated corporate expenses as well as $32.5 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $7.3 million combined with higher SG&A expenses of $3.9 million when compared to the prior year period. The decrease in gross profit was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of certain fixed costs as a result of lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $3.9 million was primarily due to the following factors: higher marketing expenses of $5.0 million and an increase in payroll related expenses of $1.3 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $1.5 million and decrease of $0.6 million in amortization expense related to certain intangible assets being fully amortized.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2024, the Company recorded an operating loss of $18.1 million which includes unallocated corporate expenses of $18.1 million. For the six months ended July 31, 2023 the Company recorded an operating loss of $19.4 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $21.7 million. The decrease in operating loss was the result of an increase in gross profit of $1.5 million, partially offset by an increase in SG&A expenses of $0.2 million when compared to the prior year period. The increase in gross profit of $1.5 million was primarily the result of a higher gross margin percentage primarily due to the favorable impact of sales mix and lower shipping costs. The increase in SG&A expenses of $0.2 million was primarily due to the following factors: higher marketing expenses of $0.8 million and an increase in payroll related expenses of $0.6 million. These increases in SG&A expenses were offset by a decrease in performance-based compensation of $1.4 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2024, the Company recorded operating income of $20.3 million which includes $28.3 million of certain intercompany profits related to the Company’s International supply chain operations. For the six months ended July 31, 2023 the Company recorded operating income of $32.8 million in the International locations of the Watch and Accessory Brands segment which included $32.5 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $8.8 million combined with higher SG&A expenses of $3.7 million. The decrease in gross profit of $8.8 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of certain fixed costs as a result of lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $3.7 million was primarily due was primarily due to the following factors: higher marketing expenses of $4.2 million and an increase in payroll related expenses of $0.7 million. These increases in SG&A expenses were partially offset by a decrease of $0.6 million in amortization expense related to certain intangible assets being fully amortized and a decrease in performance-based compensation of $0.1 million.

Company Stores Operating Income

The Company recorded operating income of $4.1 million and $7.1 million in the Company Stores segment for the six months ended July 31, 2024 and 2023, respectively. The decrease in operating income of $3.0 million was primarily related to a decrease in gross profit of $2.1 million, mainly due to lower sales combined with a lower gross margin percentage, and higher SG&A expenses of $0.9 million primarily due to an increase in payroll related expenses of $0.4 million and higher marketing expenses of $0.3 million. As of July 31, 2024, and 2023, the Company Stores segment operated 56 and 55 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $4.0 million primarily due to interest income for the six months ended July 31, 2024.

For the six months ended July 31, 2023, the Company recorded other income, net of $2.6 million primarily due to interest income, partially offset by a $0.5 million impairment related to an equity investment in a consumer products company that sold its business and assets in a transaction that yielded little return for equity holders.

Interest Expense

Interest expense was $0.2 million primarily due to the payment of unused commitment fees for both the six months ended July 31, 2024 and 2023. There were no borrowings under the Company's revolving credit facility during the six months ended July 31, 2024 and 2023.

Income Taxes

The Company recorded an income tax provision of $3.2 million and $5.4 million for the six months ended July 31, 2024 and 2023, respectively.

The effective tax rate was 31.9% and 23.7% for the six months ended July 31, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI and an increase in valuation allowances against certain foreign losses.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $6.6 million and $17.2 million for the six months ended July 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2024 and July 31, 2023, the Company had $198.3 million and $218.9 million, respectively, of cash and cash equivalents. Of this total, $142.4 million and $133.8 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At July 31, 2024 the Company had working capital of $405.0 million as compared to $412.7 million at July 31, 2023. The decrease in working capital was primarily the result of a decrease in cash and an increase in accounts payable, partially offset by an increase in trade receivables and a decrease in income taxes payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $35.9 million of cash used in operating activities for the six months ended July 31, 2024 as compared to $9.2 million of cash provided by operating activities for the six months ended July 31, 2023. Cash used in operating activities for the six months ended July 31, 2024 included net income of $6.9 million, positively adjusted by $9.3 million related to non-cash items. Cash used in operating activities for the six months ended July 31, 2024 included a $31.4 million increase in investment in inventories primarily due to timing of receipts to align with sales levels, a $6.9 million increase in trade receivables due to timing of sales during the quarter and increases in net payments related to taxes, other current assets, accrued liabilities and accrued payroll and benefits totaling $17.6 million primarily due to timing. Cash provided by operating activities for the six months ended July 31, 2023 included net income of $17.5 million, positively adjusted by $10.5 million related to non-cash items. Cash provided by operating activities for the six months ended July 31, 2023 included a $6.9 million decrease in investment in inventories primarily due to timing of receipts to align with sales levels, partially offset by a change in income taxes of $18.1 million primarily due to timing of payments and a decrease in accrued payroll and benefits of $6.5 million primarily as a result of payments of performance-based compensation.

Cash used in investing activities was $8.3 million for the six months ended July 31, 2024 as compared to cash used in investing activities of $6.1 million for the six months ended July 31, 2023. The cash used in the six months ended July 31, 2024 was primarily related to $4.3 million of long-term investments and capital expenditures of $3.9 million primarily due to construction in progress mainly related to Company stores and shop-in-shops. Cash used in investing activities for the six months ended July 31, 2023 included $4.6 million of capital expenditures and $1.4 million of long-term investments.

Cash used in financing activities was $17.7 million for the six months ended July 31, 2024 as compared to cash used in financing activities of $38.2 million for the six months ended July 31, 2023. The cash used in the six months ended July 31, 2024 included $15.5 million in dividends paid, $1.1 million in stock repurchased in the open market and $1.1 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards. Cash used in financing activities for the six months ended July 31, 2023 included $37.7 million in dividends paid, which included a special cash dividend of $1.00 per share, and $0.4 million in stock repurchased in the open market.

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

As of both July 31, 2024, and July 31, 2023, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2024 and July 31, 2023. At July 31, 2024, the letters of credit have expiration dates through June 2, 2025. As of both July 31, 2024, and July 31, 2023, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 5 - Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three and six months ended July 31, 2024 and 2023, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of July 31, 2024, and 2023, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.4 million and $7.5 million, respectively. As of July 31, 2024, and 2023, there were no borrowings against these lines. As of July 31, 2024 and 2023, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.4 million and $2.0 million, respectively, in various foreign currencies, of which $0.7 million and $1.4 million ($0.5 million was refunded in August 2023), respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the six month periods ended July 31, 2024 and July 31, 2023, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $8.4 million of these commitments through fiscal 2024 and an additional $4.3 million during the first six months of fiscal 2025 and may be called upon to satisfy capital calls in respect of the remaining $8.8 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that yielded little return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024.

The Company paid cash dividends of $0.35 per share, or $7.8 million, during the three months ended April 30, 2024 and $0.35 per share, or $7.8 million, during the three months ended July 31, 2024. During the three months ended April 30, 2023, the Company paid a special cash dividend of $1.00 per share, as well as a quarterly cash dividend of $0.35 per share, for a total amount of $29.9 million and $0.35 per share, or $7.7 million, during the three months ended July 31, 2023. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the six months ended July 31, 2024, the Company repurchased a total of 39,000 shares of its common stock at a total cost of $1.1 million, or an average of $27.85 per share. At July 31, 2024, $16.8 million remains available for purchase under the Company's November 23, 2021 repurchase program. During the six months ended July 31, 2023, the Company repurchased a total of 16,000 shares of its common stock at a total cost of $0.4 million, or an average of $27.04 per share.

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

As of July 31, 2024, the Company’s entire net forward contracts hedging portfolio consisted of 25.0 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 30.0 million U.S. dollars equivalent, 35.9 million Euros equivalent (including 17.0 million Euros designated as cash flow hedges) and 2.7 million British Pounds equivalent with various expiry dates ranging through January 9, 2025, compared to a portfolio of 17.3 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 20.7 million U.S. dollars equivalent, 29.8 million Euros equivalent (including 14.0 million Euros designated as cash flow hedges) and 2.0 million British Pounds equivalent with various expiry dates ranging through December 7, 2023, as of July 31, 2023. If the Company were to settle its Swiss Franc forward contracts at July 31, 2024, the result would be a $0.4 million gain. If the Company were to settle its Euro forward contracts at July 31, 2024, the result would be an immaterial gain. As of July 31, 2024, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2024 and 2023; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at July 31, 2024 and 2023 was zero for both periods. During the six months ended July 31, 2024, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputed the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would imply $5.1 million in underpaid duties for all imports that entered the United States during the audit period which extended from August 1, 2011 through July 15, 2016, plus possible penalties and interest. Although the Company believes that U.S. Customs’ alternative duty methodology and estimate were not consistent with the Company’s facts and circumstances and consistently disputed U.S. Customs’ position, the Company previously established reserves for a portion of the alleged underpayment indicated in the audit report. Between February 2017 and January 2021, the Company made numerous submissions to U.S. Customs containing supplemental analyses and information in response to U.S. Customs’ information requests. On May 1, 2023, the statute of limitations lapsed with respect to all entries encompassed by the audit period. As a result, during the second quarter of fiscal 2024, the Company released the reserves that it had established in respect of those entries.

In addition to the above matters, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations, or cash flows.

Item 1A. Risk Factors

As of July 31, 2024, there have been no material changes to any of the risk factors previously reported in the Company’s 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through November 23, 2024, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended July 31, 2024, the Company did not repurchase any shares of its common stock.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 3,380 shares were repurchased during the three months ended July 31, 2024 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2024 – May 31, 2024	—	$—	—	$16,786,673
June 1, 2024 – June 30, 2024	—	—	—	16,786,673
July 1, 2024 – July 31, 2024	3,380	25.21	—	16,786,673
Total	3,380	$25.21	—	$16,786,673

Item 5. Other Information

During the quarterly period ended July 31, 2024, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Sixth Amendment, dated as of May 15, 2024, to the Corporate Credit Agreement.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

*** Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: September 5, 2024	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)