Form 10-Q
period 2024-10-31
MOVADO GROUP INC
filed 2024-12-05
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of December 2, 2024 were 15,684,480 and 6,458,376 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$181,548	$262,059	$200,965
Trade receivables, net	139,163	104,472	135,523
Inventories	168,929	148,031	171,966
Other current assets	22,625	17,962	18,856
Income taxes receivable	7,922	11,354	11,135
Total current assets	520,187	543,878	538,445
Property, plant and equipment, net	20,480	19,436	19,458
Operating lease right-of-use assets	88,892	82,661	84,212
Deferred and non-current income taxes	43,767	43,016	44,814
Other intangibles, net	6,192	7,493	7,688
Other non-current assets	86,358	72,598	68,780
Total assets	$765,876	$769,082	$763,397
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,429	$32,775	$22,998
Accrued liabilities	51,245	38,695	57,165
Accrued payroll and benefits	12,541	7,591	10,317
Current operating lease liabilities	18,851	15,696	15,885
Income taxes payable	9,760	18,318	20,024
Total current liabilities	121,826	113,075	126,389
Deferred and non-current income taxes payable	1,188	8,234	7,966
Non-current operating lease liabilities	79,410	76,396	76,929
Other non-current liabilities	57,028	52,420	49,195
Total liabilities	259,452	250,125	260,479
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,174,709, 29,004,001 and 28,879,497 shares issued and outstanding, respectively	292	290	289
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,458,376, 6,483,116 and 6,483,116 shares issued and outstanding	64	64	64
Capital in excess of par value	243,311	239,062	236,438
Retained earnings	458,660	470,317	465,919
Accumulated other comprehensive income	90,323	92,335	81,727
Treasury Stock, 13,490,483, 13,328,095 and 13,282,860 shares, respectively, at cost	(289,067)	(285,270)	(283,998)
Total Movado Group, Inc. shareholders' equity	503,583	516,798	500,439
Noncontrolling interest	2,841	2,159	2,479
Total equity	506,424	518,957	502,918
Total liabilities and equity	$765,876	$769,082	$763,397

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net sales	$182,727	$187,686	$478,709	$492,981
Cost of sales	84,331	85,358	218,435	219,364
Gross profit	98,396	102,328	260,274	273,617
Selling, general and administrative	91,846	81,636	247,383	232,378
Operating income	6,550	20,692	12,891	41,239
Non-operating income/(expense):
Other income, net	1,522	1,632	5,571	4,194
Interest expense	(144)	(135)	(372)	(361)
Income before income taxes	7,928	22,189	18,090	45,072
Provision for income taxes (Note 10)	2,495	4,519	5,733	9,938
Net income	5,433	17,670	12,357	35,134
Less: Net income attributable to noncontrolling interests	383	281	695	568
Net income attributable to Movado Group, Inc.	$5,050	$17,389	$11,662	$34,566

Basic income per share:
Weighted basic average shares outstanding	22,283	22,209	22,280	22,222
Net income per share attributable to Movado Group, Inc.	$0.23	$0.78	$0.52	$1.56

Diluted income per share:
Weighted diluted average shares outstanding	22,559	22,677	22,627	22,641
Net income per share attributable to Movado Group, Inc.	$0.22	$0.77	$0.52	$1.53

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income	$5,433	$17,670	$12,357	$35,134
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $1, ($3), $8 and ($13), respectively	4	(9)	24	(38)
Amortization of prior service cost, net of tax provision of $3, $4, $10 and $12, respectively	13	15	37	45
Foreign currency translation adjustments	2,266	(10,066)	(2,247)	256
Cash flow hedges:
Accumulated other comprehensive (loss)/income before reclassification, net of tax (benefit)/provision of ($37), $56, $1 and $51, respectively	(186)	284	4	260
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax provision/(benefit) of $76, ($61), $33 and ($18), respectively	388	(307)	170	(91)
Total other comprehensive income/(loss), net of taxes	2,485	(10,083)	(2,012)	432
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	383	281	695	568
Foreign currency translation adjustments	(1)	(136)	(13)	(247)
Total comprehensive income attributable to noncontrolling interests	$382	$145	$682	$321
Total comprehensive income attributable to Movado Group, Inc.	$7,536	$7,442	$9,663	$35,245

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income	$12,357	$35,134
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	6,960	7,278
Transactional losses	594	204
Provision for inventories and accounts receivable	4,489	3,803
Deferred income taxes	(1,582)	(2,032)
Stock-based compensation	4,094	5,529
Other	265	754
Changes in assets and liabilities:
Trade receivables	(37,026)	(42,027)
Inventories	(24,697)	10,758
Other current assets	(4,675)	4,107
Accounts payable	(3,709)	(7,492)
Accrued liabilities	11,974	12,336
Accrued payroll and benefits	4,994	(7,039)
Income taxes receivable	8,374	(4,494)
Income taxes payable	(19,855)	(10,014)
Other non-current assets	(3,141)	1,293
Other non-current liabilities	(43)	(730)
Net cash (used in)/provided by operating activities	(40,627)	7,368
Cash flows from investing activities:
Capital expenditures	(6,368)	(6,627)
Long-term investments	(5,467)	(2,040)
Trademarks and other intangibles	(86)	(113)
Net cash used in investing activities	(11,921)	(8,780)
Cash flows from financing activities:
Dividends paid	(23,319)	(45,399)
Stock repurchases	(2,628)	(2,349)
Distribution of noncontrolling interest earnings	—	(780)
Stock awards and options exercised and other changes	(1,101)	(73)
Net cash used in financing activities	(27,048)	(48,601)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(917)	(377)
Net decrease in cash, cash equivalents and restricted cash	(80,513)	(50,390)
Cash, cash equivalents, and restricted cash at beginning of year	262,814	252,179
Cash, cash equivalents, and restricted cash at end of period	$182,301	$201,789

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$181,548	$200,965
Restricted cash included in other non-current assets	753	824
Cash, cash equivalents, and restricted cash	$182,301	$201,789

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Improvements to Reportable Segment Disclosures" which requires expanded disclosures about an entity's reportable segments, including more enhanced information about a reportable segment's expenses, interim segment profit or loss, and how an entity's chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024. ASU 2023-07 should be adopted on a retrospective basis. Early adoption is permitted. The Company plans to adopt ASU 2023-07 in the fourth quarter of fiscal year 2025 and the adoption will result in additional segment-related footnote disclosures within the notes to the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and should be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating this ASU to determine the timing and impact of adoption on its Consolidated Financial Statements and related disclosures.

NOTE 3 - COST-SAVINGS INITIATIVE

During the third quarter of fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales.

During the third quarter of fiscal year 2025, the Company recorded to date $2.7 million in severance and payroll related charges which are included in Selling, general and administrative in the Consolidated Statements of Operations for the three and nine months ended October 31, 2024. The amounts are included in the Watch and Accessory segment with $1.5 million in the United States locations and $1.2 million in the International locations.

The Company expects the severance and payroll related expenses to be paid out within the next twelve months. $0.3 million was paid during the third quarter of fiscal 2025 and the remaining $2.4 million is included in Accrued payroll and benefits in the Consolidated Balance Sheet at October 31, 2024.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Weighted average common shares outstanding:
Basic	22,283	22,209	22,280	22,222
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	276	468	347	419
Diluted	22,559	22,677	22,627	22,641

For the three months ended October 31, 2024 and 2023, approximately 751,000 and 497,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2024 and 2023, approximately 694,000 and 671,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

During the nine months ended October 31, 2024, the Company has declared and paid a total of three separate cash dividends of $0.35 per share aggregating to $23.3 million. During the nine months ended October 31, 2023, the Company declared and paid three separate cash dividends of $0.35 per share and a special cash dividend of $1.00 per share aggregating to $45.4 million.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2024	January 31, 2024	October 31, 2023
Finished goods	$139,501	$117,909	$141,109
Component parts	25,802	26,386	27,217
Work-in-process	3,626	3,736	3,640
	$168,929	$148,031	$171,966

NOTE 6 – DEBT AND LINES OF CREDIT

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

As of both October 31, 2024, and October 31, 2023, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2024 and October 31, 2023. At October 31, 2024, the letters of credit have expiration dates through June 2, 2025. As of both October 31, 2024, and October 31, 2023, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three and nine months ended October 31, 2024 and 2023, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of October 31, 2024, and 2023, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.5 million and $7.1 million, respectively. As of October 31, 2024, and 2023, there were no borrowings against these lines. As of October 31, 2024 and 2023, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.4 million and $1.5 million, respectively, in various foreign currencies, of which $0.8 million and $0.8 million ($0.1 million was refunded in November 2023), respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both the nine month periods ended October 31, 2024 and October 31, 2023 and amortization of debt fees was $0.2 million for both the nine month periods ended October 31, 2024 and October 31, 2023.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of October 31, 2024, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 9.0 million Euros equivalent with various expiry dates ranging through November 27, 2024. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of October 31, 2024, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 7.3 million Chinese Yuan equivalent, 30.0 million Swiss Francs equivalent, 29.6 million U.S. dollars equivalent, 24.0 million Euros equivalent and 4.8 million British Pounds equivalent with various expiry dates ranging through April 10, 2025. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of October 31, 2024, January 31, 2024 and October 31, 2023 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2024 Fair Value	January 31, 2024 Fair Value	October 31, 2023 Fair Value	Balance Sheet Location	October 31, 2024 Fair Value	January 31, 2024 Fair Value	October 31, 2023 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$219	$26	$—	Accrued Liabilities	$—	$11	$5
Total Derivative Instruments		$219	$26	$—		$—	$11	$5

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2024 Fair Value	January 31, 2024 Fair Value	October 31, 2023 Fair Value	Balance Sheet Location	October 31, 2024 Fair Value	January 31, 2024 Fair Value	October 31, 2023 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$154	$528	$—	Accrued Liabilities	$77	$—	$650
Total Derivative Instruments		$154	$528	$—		$77	$—	$650

As of October 31, 2024, January 31, 2024 and October 31, 2023, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income/(loss) were $0.2 million, $43,000 and ($2,000), respectively. For the three months ended October 31, 2024, and October 31, 2023, the Company reclassified ($0.4) million and $0.3 million, respectively, from accumulated other comprehensive (loss)/income to Net sales in the Consolidated Statements of Operations.

For the nine months ended October 31, 2024, and October 31, 2023, the Company reclassified ($0.2) million and $0.1 million, respectively, from accumulated other comprehensive (loss)/income to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three and nine months ended October 31, 2024.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 and 2023 and January 31, 2024 (in thousands):

		Fair Value at October 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$278	$—	$—	$278
Short-term investment	Other current assets	149	—	—	149
SERP assets - employer	Other non-current assets	737	—	—	737
SERP assets - employee	Other non-current assets	53,869	—	—	53,869
Defined benefit plan assets	Other non-current liabilities	—	—	35,524	35,524
Hedge derivatives	Other current assets	—	373	—	373
Total		$55,033	$373	$35,524	$90,930
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,869	$—	$—	$53,869
Hedge derivatives	Accrued liabilities	—	77	—	77
Total		$53,869	$77	$—	$53,946

		Fair Value at January 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$246	$—	$—	$246
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	510	—	—	510
SERP assets - employee	Other non-current assets	48,800	—	—	48,800
Defined benefit plan assets	Other non-current liabilities	—	—	33,731	33,731
Hedge derivatives	Other current assets	—	554	—	554
Total		$49,711	$554	$33,731	$83,996
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$48,800	$—	$—	$48,800
Hedge derivatives	Accrued liabilities	—	11	—	11
Total		$48,800	$11	$—	$48,811

		Fair Value at October 31, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$213	$—	$—	$213
Short-term investment	Other current assets	150	—	—	150
SERP assets - employer	Other non-current assets	591	—	—	591
SERP assets - employee	Other non-current assets	45,534	—	—	45,534
Defined benefit plan assets	Other non-current liabilities	—	—	29,712	29,712
Hedge derivatives	Other current assets	—	—	—	—
Total		$46,488	$—	$29,712	$76,200
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,534	$—	$—	$45,534
Hedge derivatives	Accrued liabilities	—	655	—	655
Total		$45,534	$655	$—	$46,189

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities in the Consolidated Balance Sheets at October 31, 2024, January 31, 2024, and October 31, 2023.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2024, the Company invested approximately $8.4 million and during the first nine months of fiscal 2025, the Company invested an additional $5.5 million in venture capital funds. The Company has evaluated and will regularly evaluate the carrying value of its investments. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that yielded little return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024, and the impairment is recorded in Other income, net in the Consolidated Statements of Operations. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at October 31, 2024, January 31, 2024 and October 31, 2023.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2024, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $2.5 million and $4.5 million for the three months ended October 31, 2024 and 2023, respectively.

The effective tax rate was 31.5% and 20.4% for the three months ended October 31, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend, an increase in valuation allowances against certain foreign losses and a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI").

The Company recorded an income tax provision of $5.7 million and $9.9 million for the nine months ended October 31, 2024 and 2023, respectively.

The effective tax rate was 31.7% and 22.0% for the nine months ended October 31, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to the tax consequences on a foreign currency gain related to an extraordinary intercompany dividend, a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI and an increase in valuation allowances against certain foreign losses.

At October 31, 2024, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $246.5 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 11 – EQUITY

The components of equity for the three and nine months ended October 31, 2024 and 2023 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity for the three months ended October 31, 2024 and 2023
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, July 31, 2024	$—	29,170	$292	6,458	$64	$242,039	$461,382	$87,838	$(287,499)	$2,459	$506,575
Net income attributable to Movado Group, Inc.							5,050			383	5,433
Dividends ($0.35 per share)							(7,772)				(7,772)
Stock awards and options exercised		5							(26)		(26)
Stock repurchases									(1,542)		(1,542)
Conversion of Class A Common Stock to Common Stock											-
Supplemental executive retirement plan						33					33
Stock-based compensation expense						1,239					1,239
Net unrealized gain on investments, net of tax provision of $1								4			4
Net change in effective portion of hedging contracts, net of tax provision of $39								202			202
Amortization of prior service cost, net of tax provision of $3								13			13
Foreign currency translation adjustment (3)								2,266		(1)	2,265
Balance, October 31, 2024	$—	29,175	$292	6,458	$64	$243,311	$458,660	$90,323	$(289,067)	$2,841	$506,424

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, July 31, 2023	$—	28,876	$289	6,483	$64	$234,443	$456,279	$91,810	$(282,101)	$3,114	$503,898
Net income attributable to Movado Group, Inc.							17,389			281	17,670
Dividends ($0.35 per share)							(7,749)				(7,749)
Distribution of noncontrolling interest earnings										(780)	(780)
Stock awards and options exercised		3							19		19
Stock repurchases									(1,916)		(1,916)
Supplemental executive retirement plan						45					45
Stock-based compensation expense						1,950					1,950
Net unrealized loss on investments, net of tax benefit of ($3)								(9)			(9)
Net change in effective portion of hedging contracts, net of tax benefit of ($5)								(23)			(23)
Amortization of prior service cost, net of tax provision of $4								15			15
Foreign currency translation adjustment (3)								(10,066)		(136)	(10,202)
Balance, October 31, 2023	$—	28,879	$289	6,483	$64	$236,438	$465,919	$81,727	$(283,998)	$2,479	$502,918

			Movado Group, Inc. Shareholders' Equity for the nine months ended October 31, 2024 and 2023
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2024	$—	29,004	$290	6,483	$64	$239,062	$470,317	$92,335	$(285,270)	$2,159	$518,957
Net income attributable to Movado Group, Inc.							11,662			695	12,357
Dividends ($1.05 per share)							(23,319)				(23,319)
Stock awards and options exercised		145	2			66			(1,169)		(1,101)
Stock repurchases									(2,628)		(2,628)
Conversion of Class A Common Stock to Common Stock		25		(25)							-
Supplemental executive retirement plan		1				89					89
Stock-based compensation expense						4,094					4,094
Net unrealized gain on investments, net of tax provision of $8								24			24
Net change in effective portion of hedging contracts, net of tax provision of $34								174			174
Amortization of prior service cost, net of tax provision of $10								37			37
Foreign currency translation adjustment (3)								(2,247)		(13)	(2,260)
Balance, October 31, 2024	$—	29,175	$292	6,458	$64	$243,311	$458,660	$90,323	$(289,067)	$2,841	$506,424

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2023	$—	28,807	$288	6,525	$65	$230,782	$476,752	$81,295	$(281,576)	$2,938	$510,544
Net income attributable to Movado Group, Inc.							34,566			568	35,134
Dividends ($2.05 per share)							(45,399)				(45,399)
Distribution of noncontrolling interest earnings										(780)	(780)
Stock awards and options exercised		30							(73)		(73)
Stock repurchases									(2,349)		(2,349)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan						127					127
Stock-based compensation expense						5,529					5,529
Net unrealized loss on investments, net of tax benefit of ($13)								(38)			(38)
Net change in effective portion of hedging contracts, net of tax provision of $33								169			169
Amortization of prior service cost, net of tax provision of $12								45			45
Foreign currency translation adjustment (3)								256		(247)	9
Balance, October 31, 2023	$—	28,879	$289	6,483	$64	$236,438	$465,919	$81,727	$(283,998)	$2,479	$502,918

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

NOTE 12 – TREASURY STOCK

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved an additional share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise.

During the nine months ended October 31, 2024, the Company repurchased a total of 120,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $2.6 million, or an average of $21.90 per share. During the nine months ended October 31, 2023, the Company repurchased a total of 85,722 shares of its common stock at a total cost of $2.3 million, or an average of $27.40 per share.

At October 31, 2024, $15.2 million remains available for purchase under the Company's November 23, 2021 repurchase program and all $50.0 million remains available for purchase under the Company's December 5, 2024 repurchase program.

There were 42,388 and 2,799 shares of common stock repurchased during the nine months ended October 31, 2024 and 2023, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at October 31, 2024 and 2023, and January 31, 2024, related to each component of accumulated other comprehensive income are as follows (in thousands):

	October 31, 2024	January 31, 2024	October 31, 2023
Foreign currency translation adjustments	$91,593	$93,840	$83,261
Available-for-sale securities	193	169	144
Cash flow hedges	217	43	(2)
Unrecognized prior service cost related to defined benefit pension plan	(134)	(171)	(186)
Net actuarial loss related to defined benefit pension plan	(1,546)	(1,546)	(1,490)
Total accumulated other comprehensive income	$90,323	$92,335	$81,727

Amounts reclassified from accumulated other comprehensive (loss)/income to operating income in the Consolidated Statements of Operations during the nine months ended October 31, 2024 and October 31, 2023 were ($0.2) million and $0.1 million, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
Customer Type	2024	2023	2024	2023
Wholesale	$150,321	$154,330	$374,300	$386,767
Direct to consumer	31,578	32,602	101,931	103,618
After-sales service	828	754	2,478	2,596
Net Sales	$182,727	$187,686	$478,709	$492,981

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the nine months ended October 31, 2024 and October 31, 2023.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended October 31, 2024 and 2023 was $0.2 million and $0.5 million, respectively. Total compensation expense for stock option grants recognized during the nine months ended October 31, 2024 and 2023 was $0.7 million and $1.7 million, respectively. As of October 31, 2024, there was $0.3 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 0.4 years. Total cash consideration received for stock option exercises during the nine months ended October 31, 2024 and 2023 was $0.1 million and zero, respectively.

The following table summarizes the Company’s stock options activity during the first nine months of fiscal 2025:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2024 (662,375 options exercisable)	1,014,189	$24.20	$12.42-$42.12	6.2	$6,049
Granted	—	—	—
Exercised	(4,000)	$16.87	$16.87
Forfeited	(58,700)	$42.12	$42.12
Options outstanding at October 31, 2024	951,489	$23.13	$12.42-$38.04	5.7	$1,462
Exercisable at October 31, 2024	802,850	$20.37		5.4	$1,462
Expected to vest at October 31, 2024	148,142	$38.04		7.4	$-

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended October 31, 2024 and 2023, compensation expense for stock awards was $1.0 million and $1.4 million, respectively. For the nine months ended October 31, 2024 and 2023, compensation expense for stock awards was $3.4 million and $3.8 million, respectively. As of October 31, 2024, there was approximately $7.1 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the Company’s stock awards activity during the first nine months of fiscal 2025:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2024	485,956	$30.15
Units granted	311,786	$27.78
Units vested	(138,274)	$28.19
Units forfeited	—	—
Units outstanding at October 31, 2024	659,468	$29.44	1.7	$12,180

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. There were 42,388 and 2,799 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $1.2 million and $0.1 million for the nine months ended October 31, 2024 and 2023, respectively. The total fair value of stock award units that vested during the first nine months of fiscal 2025 was $3.9 million.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, Asia, the Americas (excluding the United States) and the Middle East accounted for 33.6%, 9.9%, 8.8% and 8.8%, respectively, of the Company’s total net sales for the three months ended October 31, 2024. For the three months ended October 31, 2023, the Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 34.0%, 8.8%, 8.4% and 8.0%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 31.8%, 9.2%, 9.1% and 8.7%, respectively, of the Company’s total net sales for the nine months ended October 31, 2024. For the nine months ended October 31, 2023, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 31.4%, 9.4%, 9.1% and 8.2%, respectively, of the Company’s total net sales.

Certain prior year reclassifications have been made to the allocation of geographic revenue between the Middle East and Asia.

Operating Segment Data for the Three Months Ended October 31, 2024 and 2023 (in thousands):

	Net Sales
	2024	2023
Watch and Accessory Brands:
Owned brands category	$50,389	$55,416
Licensed brands category	111,402	107,355
After-sales service and all other	72	2,368
Total Watch and Accessory Brands	161,863	165,139
Company Stores	20,864	22,547
Consolidated total	$182,727	$187,686

	Operating Income (3)
	2024	2023
Watch and Accessory Brands	$5,272	$18,489
Company Stores	1,278	2,203
Consolidated total	$6,550	$20,692

Operating Segment Data as of and for the Nine Months Ended October 31, 2024 and 2023 (in thousands):

	Net Sales
	2024	2023
Watch and Accessory Brands:
Owned brands category	$135,802	$149,436
Licensed brands category	274,359	272,012
After-sales service and all other	5,028	3,370
Total Watch and Accessory Brands	415,189	424,818
Company Stores	63,520	68,163
Consolidated total	$478,709	$492,981

	Operating Income (3)
	2024	2023
Watch and Accessory Brands	$7,475	$31,907
Company Stores	5,416	9,332
Consolidated total	$12,891	$41,239

	Total Assets
	October 31, 2024	January 31, 2024	October 31, 2023
Watch and Accessory Brands	$700,388	$710,067	$703,253
Company Stores	65,488	59,015	60,144
Consolidated total	$765,876	$769,082	$763,397

Geographic Location Data for the Three Months Ended October 31, 2024 and 2023 (in thousands):

	Net Sales		Operating (Loss)/Income (3)
	2024	2023	2024	2023
United States (1)	$71,147	$76,575	$(15,117)	$(5,256)
International (2)	111,580	111,111	21,667	25,948
Consolidated total	$182,727	$187,686	$6,550	$20,692

United States and International net sales are net of intercompany sales of $82.5 million and $86.8 million for the three months ended October 31, 2024 and 2023, respectively.

Geographic Location Data as of and for the Nine Months Ended October 31, 2024 and 2023 (in thousands):

	Net Sales		Operating (Loss)/Income (3)
	2024	2023	2024	2023
United States (1)	$197,286	$206,602	$(29,447)	$(17,928)
International (2)	281,423	286,379	42,338	59,167
Consolidated total	$478,709	$492,981	$12,891	$41,239

United States and International net sales are net of intercompany sales of $226.5 million and $200.3 million for the nine months ended October 31, 2024 and 2023, respectively.

(1)
The United States operating loss included $11.9 million and $14.3 million of unallocated corporate expenses for the three months ended October 31, 2024 and 2023, respectively. The United States operating loss included $30.0 million and $36.0 million of unallocated corporate expenses for the nine months ended October 31, 2024 and 2023, respectively.
(2)
The International operating income included $20.5 million and $22.9 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2024 and 2023, respectively. The International operating income included $48.8 million and $55.4 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2024 and 2023, respectively.
(3)
The operating (loss)/income in the United States and International locations of the Watch and Accessory Brands segment included a pre-tax charge of $1.5 million and $1.2 million, respectively, related to the Company’s cost-savings initiative for the three and nine months ended October 2024.

	Total Assets
	October 31, 2024	January 31, 2024	October 31, 2023
United States	$426,642	$361,980	$373,812
International	339,234	407,102	389,585
Consolidated total	$765,876	$769,082	$763,397

	Property, Plant and Equipment, Net
	October 31, 2024	January 31, 2024	October 31, 2023
United States	$13,403	$11,950	$12,212
International	7,077	7,486	7,246
Consolidated total	$20,480	$19,436	$19,458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost-savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation, elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to geopolitical concerns; the impact of international hostilities, including the Russian invasion of Ukraine and war in the Middle East, on global markets, economies and consumer spending, on energy and shipping costs, and on the Company's supply chain and suppliers; supply disruptions, delivery delays and increased shipping costs; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; evolving stakeholder expectations and emerging complex laws on environmental, social and governance matters; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business internationally including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and the success of hedging strategies related thereto.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2024 Annual Report on Form 10-K and are incorporated by reference herein. As of October 31, 2024, there have been no material changes to any of the Company's critical accounting policies.

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

Recent Developments and Initiatives

Cost-Savings Initiative

During the third quarter of fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales and recorded $2.7 million in severance and payroll related charges. The Company expects the severance and payroll related expenses to be paid out within the next twelve months; $0.3 million of which was paid during the third quarter of fiscal year 2025. The Company expects go-forward annual savings from the cost-savings initiatives of approximately $6.5 million.

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

The OECD has issued Pillar Two model rules implementing a new global minimum tax of 15%, which was intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, several other countries have adopted and enacted changes to their legislation in response to Pillar Two. The Company's turnover currently does not meet the minimum requirements that were set by OECD inclusive framework and rules. Although the Company will continue to evaluate and monitor the enactments of Pillar Two, to the extent that Pillar Two becomes applicable, the Company does not expect a material impact on its Consolidated Financial Statements.

Results of Operations Overview

The following is a discussion of the results of operations for the three and nine months ended October 31, 2024 compared to the three and nine months ended October 31, 2023, along with a discussion of the changes in financial condition during the first nine months of fiscal 2025. The Company’s results of operations for the first nine months of fiscal 2025 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2025. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the Securities and Exchange Commission on March 26, 2024.

Results of operations for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2024	2023
Watch and Accessory Brands:
United States	$51,596	$55,295
International	110,267	109,844
Total Watch and Accessory Brands	161,863	165,139
Company Stores:
United States	19,551	21,280
International	1,313	1,267
Total Company Stores	20,864	22,547
Net Sales	$182,727	$187,686

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2024	2023
Watch and Accessory Brands:
Owned brands category	$50,389	$55,416
Licensed brands category	111,402	107,355
After-sales service and all other	72	2,368
Total Watch and Accessory Brands	161,863	165,139
Company Stores	20,864	22,547
Net Sales	$182,727	$187,686

Net Sales

Net sales for the three months ended October 31, 2024 were $182.7 million, representing a $5.0 million or 2.6% decrease from the prior year period. Both of the Company's operating segments experienced net sales declines. For the three months ended October 31, 2024, fluctuations in foreign currency exchange rates positively impacted net sales by $1.7 million when compared to the prior year period. Excluding this $1.7 million impact, net sales would have decreased by 3.5% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2024 in the Watch and Accessory Brands segment were $161.9 million, below the prior year period by $3.3 million, or 2.0%. The decrease in net sales was primarily due to unfavorable sales mix and decreased volumes resulting from lower demand in the Company's wholesale customers, mainly in the United States locations, partially offset by an increase in online retail in the United States locations and the positive impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2024 in the United States locations of the Watch and Accessory Brands segment were $51.6 million, below the prior year period by $3.7 million, or 6.7%, resulting primarily from unfavorable sales mix and decreased volumes resulting from lower demand in the Company's wholesale customers, partially offset by an increase in online retail. The net sales recorded in the owned brands category decreased $5.4 million, or 13.1%, partially offset by an increase in net sales recorded in the licensed brands category of $2.8 million, or 20.6%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2024 in the International locations of the Watch and Accessory Brands segment were $110.3 million, above the prior year by $0.4 million, or 0.4%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $1.7 million when compared to the prior year period. The increase in net sales was primarily due to the positive impact of fluctuations in foreign exchange rates, partially offset by unfavorable sales mix. The net sales increase recorded in the owned brands category was $0.3 million, or 2.3%, due to net sales increases in Asia and Europe, partially offset by net sales decreases in the Middle East and the Americas (excluding the United States). The net sales increase recorded in the licensed brands category was $1.3 million, or 1.3%, primarily due to net sales increases in the Americas (excluding the United States), Asia and the Middle East, partially offset by a net sales decrease in Europe.

Company Stores Net Sales

Net sales for the three months ended October 31, 2024 in the Company Stores segment were $20.9 million, $1.7 million or 7.5% below the prior year period. The net sales decrease was primarily due to unfavorable sales mix in the Company stores, partially offset by an increase in sales from the Company's online outlet store at www.movadocompanystore.com. As of October 31, 2024 and 2023, the Company operated 56 and 55 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended October 31, 2024 was $98.4 million or 53.8% of net sales as compared to $102.3 million or 54.5% of net sales in the prior year period. The decrease in gross profit of $3.9 million was due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 70 basis points for the three months ended October 31, 2024 reflected an unfavorable impact of sales mix of approximately 40 basis points, the decreased leveraging of certain fixed costs as a result of lower sales of approximately 20 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 10 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2024 were $91.8 million, representing an increase from the prior year period of $10.2 million, or 12.5%. The increase in SG&A expenses was primarily due to the following factors: higher marketing expenses of $5.8 million and an increase in payroll related expenses of $3.0 million (which included severance and payroll related costs of $2.7 million related to the cost-savings initiative discussed above under the "Recent Developments and Initiatives"). For the three months ended October 31, 2024, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $0.9 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended October 31, 2024 the Company recorded operating income of $5.3 million in the Watch and Accessory Brands segment which includes $11.9 million of unallocated corporate expenses as well as $20.5 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended October 31, 2023, the Company recorded operating income of $18.5 million in the Watch and Accessory Brands segment which included $14.3 million of unallocated corporate expenses as well as $22.9 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income of $13.2 million was the result of a decrease in gross profit of $2.8 million combined with higher SG&A expenses of $10.4 million when compared to the prior year period. The decrease in gross profit was the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of certain fixed costs as a result of lower sales and a negative impact of fluctuations in foreign exchange rates. The increase in SG&A expenses of $10.4 million was primarily due to the following factors: higher marketing expenses of $5.7 million and an increase in payroll related expenses of $2.9 million (which included severance and payroll related costs of $2.7 million related to the cost-savings initiative).

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2024, the Company recorded operating loss of $16.0 million which includes unallocated corporate expenses of $11.9 million. For the three months ended

October 31, 2023 the Company recorded an operating loss of $7.3 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $14.3 million. The increase in operating loss was the result of a decrease in gross profit of $2.7 million combined with an increase in SG&A expenses of $6.0 million when compared to the prior year period. The decrease in gross profit of $2.7 million was the result of lower net sales combined with a lower gross margin percentage primarily due to the unfavorable impact of sales mix and the decreased leveraging of certain fixed costs as a result of lower sales. The increase in SG&A expenses of $6.0 million was primarily due to the following factors: higher marketing expenses of $5.1 million and an increase in payroll related expenses of $0.7 million (which included severance and payroll related costs of $1.5 million related to the cost-savings initiative).

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2024, the Company recorded operating income of $21.3 million which includes $20.5 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended October 31, 2023 the Company recorded operating income of $25.8 million in the International locations of the Watch and Accessory Brands segment which included $22.9 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $0.2 million combined with higher SG&A expenses of $4.3 million. The decrease in gross profit of $0.2 million was primarily the result of a lower gross margin percentage primarily due to an unfavorable impact of sales mix and a negative impact of fluctuations in foreign exchange rates. The increase in SG&A expenses of $4.3 million was primarily due to the following factors: an increase in payroll related expenses of $2.2 million (which included severance and payroll related costs of $1.2 million related to the cost-savings initiative) and higher marketing expenses of $0.6 million.

Company Stores Operating Income

The Company recorded operating income of $1.3 million and $2.2 million in the Company Stores segment for the three months ended October 31, 2024 and 2023, respectively. The decrease in operating income of $0.9 million was primarily related to a decrease in gross profit of $1.1 million, due to lower sales combined with a lower gross margin percentage, partially offset by lower SG&A expenses of $0.2 million. As of October 31, 2024, and 2023, the Company Stores segment operated 56 and 55 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $1.5 million and $1.6 million for the three months ended October 31, 2024 and October 31, 2023, respectively, primarily due to interest income.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended October 31, 2024 and 2023. There were no borrowings under the Company's revolving credit facility during the three months ended October 31, 2024 and 2023.

Income Taxes

The Company recorded an income tax provision of $2.5 million and $4.5 million for the three months ended October 31, 2024 and 2023, respectively.

The effective tax rate was 31.5% and 20.4% for the three months ended October 31, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend, an increase in valuation allowances against certain foreign losses and a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI").

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $5.1 million and $17.4 million for the three months ended October 31, 2024 and 2023, respectively.

Results of operations for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2024	2023
Watch and Accessory Brands:
United States	$137,218	$141,918
International	277,971	282,900
Total Watch and Accessory Brands	415,189	424,818
Company Stores:
United States	60,068	64,684
International	3,452	3,479
Total Company Stores	63,520	68,163
Net Sales	$478,709	$492,981

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2024	2023
Watch and Accessory Brands:
Owned brands category	$135,802	$149,436
Licensed brands category	274,359	272,012
After-sales service and all other	5,028	3,370
Total Watch and Accessory Brands	415,189	424,818
Company Stores	63,520	68,163
Net Sales	$478,709	$492,981

Net Sales

Net sales for the nine months ended October 31, 2024 were $478.7 million, representing a $14.3 million or 2.9% decrease from the prior year period. Both of the Company's operating segments experienced net sales declines. For the nine months ended October 31, 2024, fluctuations in foreign currency exchange rates had positively impacted net sales by $1.7 million when compared to the prior year period. Excluding this $1.7 million impact, net sales would have decreased by 3.2% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2024 in the Watch and Accessory Brands segment were $415.2 million, below the prior year period by $9.6 million, or 2.3%. The decrease in net sales was primarily due to unfavorable sales mix and decreased volumes resulting from lower demand in the Company's wholesale customers, mainly in the United States locations, partially offset by an increase in online retail in the United States locations and the positive impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2024 in the United States locations of the Watch and Accessory Brands segment were $137.2 million, below the prior year period by $4.7 million, or 3.3%, resulting primarily from unfavorable sales mix and decreased volumes due to lower demand in the Company's wholesale customers, partially offset by an increase in online retail. The net sales recorded in the owned brands category decreased $9.2 million, or 8.4%, partially offset by an increase in net sales recorded in the licensed brand category of $4.2 million, or 13.3%.

International Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2024 in the International locations of the Watch and Accessory Brands segment were $278.0 million, below the prior year by $4.9 million, or 1.7%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $1.7 million when compared to the prior year period. The decrease in net sales was primarily due to unfavorable sales mix in the Company's wholesale customers, partially offset by the positive impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $4.5 million, or 10.9%, due to net sales decreases in the Middle East, Europe and the Americas (excluding the United States), partially offset by an increase in Asia. The net sales decrease in the licensed brands category was $1.9 million, or 0.8%, primarily due to net sales decreases in Europe, the Middle East and the Americas (excluding the United States), partially offset by a net sales increase in Asia.

Company Stores Net Sales

Net sales for the nine months ended October 31, 2024 in the Company Stores segment were $63.5 million, $4.6 million or 6.8% below the prior year period. The net sales decrease was primarily due to unfavorable sales mix in the Company stores, partially offset by an increase in sales from the Company's online outlet store at www.movadocompanystore.com. As of October 31, 2024 and 2023, the Company operated 56 and 55 retail outlet locations, respectively.

Gross Profit

Gross profit for the nine months ended October 31, 2024 was $260.3 million or 54.4% of net sales as compared to $273.6 million or 55.5% of net sales in the prior year period. The decrease in gross profit of $13.3 million was due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 110 basis points for the nine months ended October 31, 2024 reflected an unfavorable impact of sales mix of approximately 80 basis points, the decreased leveraging of certain fixed costs as a result of lower sales of approximately 20 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 10 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the nine months ended October 31, 2024 were $247.4 million, representing an increase from the prior year period of $15.0 million, or 6.5%. The increase in SG&A expenses was primarily due to the following factors: higher marketing expenses of $11.1 million and an increase in payroll related expenses of $4.5 million (which included severance and payroll related costs of $2.7 million related to the cost-savings initiative). These increases in SG&A expenses were partially offset by a decrease of $0.5 million in amortization expense related to certain intangible assets being fully amortized and a decrease in performance-based compensation of $0.4 million. For the nine months ended October 31, 2024, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $0.8 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the nine months ended October 31, 2024 the Company recorded operating income of $7.5 million in the Watch and Accessory Brands segment which includes $30.0 million of unallocated corporate expenses as well as $48.8 million of certain intercompany profits related to the Company’s supply chain operations. For the nine months ended October 31, 2023, the Company recorded operating income of $31.9 million in the Watch and Accessory Brands segment which included $36.0 million of unallocated corporate expenses as well as $55.4 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $10.2 million combined with higher SG&A expenses of $14.2 million when compared to the prior year period. The decrease in gross profit was the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of certain fixed costs as a result of lower sales and a negative impact of fluctuations in foreign exchange rates. The increase in SG&A expenses of $14.2 million was primarily due to the following factors: higher marketing expenses of $10.8 million and an increase in payroll related expenses of $4.1 million (which included severance and payroll related costs of $2.7 million related to the cost-savings initiative). These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $0.5 million and a decrease of $0.5 million in amortization expense related to certain intangible assets being fully amortized.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2024, the Company recorded an operating loss of $34.1 million which includes unallocated corporate expenses of $30.0 million. For the nine months ended October 31, 2023 the Company recorded an operating loss of $26.7 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $36.0 million. The increase in operating loss was the result of a decrease in gross profit of $1.2 million combined with an increase in SG&A expenses of $6.2 million when compared to the prior year period. The decrease in gross profit of $1.2 million was the result of lower net sales, partially offset by a higher gross margin percentage primarily due to the favorable impact of sales mix, partially offset by the decreased leveraging of certain fixed costs as a result of lower sales. The increase in SG&A expenses of $6.2 million was primarily due to the following factors: higher marketing expenses of $5.9 million and an increase in payroll related expenses of $1.3 million (which included severance and payroll related costs of $1.5 million related to the cost-savings initiative). These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $0.5 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2024, the Company recorded operating income of $41.6 million which includes $48.8 million of certain intercompany profits related to the Company’s International supply chain operations. For the nine months ended October 31, 2023 the Company recorded operating income of $58.6 million in the International locations of the Watch and Accessory Brands segment which included $55.4 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $9.0 million combined with higher SG&A expenses of $8.0 million. The decrease in gross profit of $9.0 million was the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of certain fixed costs as a result of lower sales and a negative impact of fluctuations in foreign exchange rates. The increase in SG&A expenses of $8.0 million was primarily due was primarily due to the following factors: higher marketing expenses of $4.9 million and an increase in payroll related expenses of $2.8 million (which included severance and payroll related costs of $1.2 million related to the cost-savings initiative). These increases in SG&A expenses were partially offset by a decrease of $0.5 million in amortization expense related to certain intangible assets being fully amortized.

Company Stores Operating Income

The Company recorded operating income of $5.4 million and $9.3 million in the Company Stores segment for the nine months ended October 31, 2024 and 2023, respectively. The decrease in operating income of $3.9 million was primarily related to a decrease in gross profit of $3.2 million, mainly due to lower sales combined with a lower gross margin percentage, and higher SG&A expenses of $0.7 million primarily due to an increase in payroll related expenses of $0.4 million and higher marketing expenses of $0.3 million. As of October 31, 2024, and 2023, the Company Stores segment operated 56 and 55 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $5.6 million primarily due to interest income for the nine months ended October 31, 2024.

For the nine months ended October 31, 2023, the Company recorded other income, net of $4.2 million primarily due to interest income, partially offset by a $0.5 million impairment related to an equity investment in a consumer products company that sold its business and assets in a transaction that yielded little return for equity holders.

Interest Expense

Interest expense was $0.4 million primarily due to the payment of unused commitment fees for both the nine months ended October 31, 2024 and 2023. There were no borrowings under the Company's revolving credit facility during the nine months ended October 31, 2024 and 2023.

Income Taxes

The Company recorded an income tax provision of $5.7 million and $9.9 million for the nine months ended October 31, 2024 and 2023, respectively.

The effective tax rate was 31.7% and 22.0% for the nine months ended October 31, 2024 and 2023, respectively. The significant components of the effective tax rate changed primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend, a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI and an increase in valuation allowances against certain foreign losses.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $11.7 million and $34.6 million for the nine months ended October 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2024 and October 31, 2023, the Company had $181.5 million and $201.0 million, respectively, of cash and cash equivalents. Of this total, $68.3 million and $130.5 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At October 31, 2024 the Company had working capital of $398.4 million as compared to $412.1 million at October 31, 2023. The decrease in working capital was primarily the result of a decrease in cash and an increase in accounts payable, partially offset by an increase in trade receivables and a decrease in income taxes payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $40.6 million of cash used in operating activities for the nine months ended October 31, 2024 as compared to $7.4 million of cash provided by operating activities for the nine months ended October 31, 2023. Cash used in operating activities for the nine months ended October 31, 2024 included net income of $12.4 million, positively adjusted by $14.8 million related to non-cash items. Cash used in operating activities for the nine months ended October 31, 2024 included a $37.0 million increase in trade receivables due to timing of receipts and change in sales mix during the quarter, a $24.7 million increase in investment in inventories primarily due to timing of receipts to align with sales levels and increases in net payments related to taxes, other current assets, accrued liabilities, accrued payroll and benefits and accounts payable totaling $2.9 million primarily due to timing. Cash provided by operating activities for the nine months ended October 31, 2023 included net income of $35.1 million, positively adjusted by $15.5 million related to non-cash items. Cash provided by operating activities for the nine months ended October 31, 2023 included an increase in accrued liabilities of $12.3 million primarily as a result of timing of payments and a $10.8 million decrease in investment in inventories primarily due to timing of receipts to align with sales levels, partially offset by an increase of $42.0 million in trade receivables a a result of timing of receipts and change in sales mix, a change in income taxes of $14.5 million primarily due to timing of payments, a decrease in accounts payable of $7.5 million primarily due to timing of payments and a decrease in accrued payroll and benefits of $7.0 million primarily as a result of payments of performance-based compensation.

Cash used in investing activities was $11.9 million for the nine months ended October 31, 2024 as compared to cash used in investing activities of $8.8 million for the nine months ended October 31, 2023. The cash used in the nine months ended October 31, 2024 was primarily related to capital expenditures of $6.4 million mainly due to expenditures related to Company stores and shop-in-shops and $5.5 million of long-term investments. Cash used in investing activities for the nine months ended October 31, 2023 included $6.6 million of capital expenditures and $2.0 million of long-term investments.

Cash used in financing activities was $27.0 million for the nine months ended October 31, 2024 as compared to cash used in financing activities of $48.6 million for the nine months ended October 31, 2023. The cash used in the nine months ended October 31, 2024 included $23.3 million in dividends paid, $2.6 million in stock repurchased in the open market and $1.2 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards. Cash used in financing activities for the nine months ended October 31, 2023 included $45.4 million in dividends paid, which included a special cash dividend of $1.00 per share, and $2.3 million in stock repurchased in the open market.

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

As of both October 31, 2024, and October 31, 2023, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2024 and October 31, 2023. At October 31, 2024, the letters of credit have expiration dates through June 2, 2025. As of both October 31, 2024, and October 31, 2023, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 6 - Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three and nine months ended October 31, 2024 and 2023, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of October 31, 2024, and 2023, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.5 million and $7.1 million, respectively. As of October 31, 2024, and 2023, there were no borrowings against these lines. As of October 31, 2024 and 2023, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.4 million and $1.5 million, respectively, in various foreign currencies, of which $0.8 million and $0.8 million ($0.1 million was refunded in November 2023), respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both the nine month periods ended October 31, 2024 and October 31, 2023, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $8.4 million of these commitments through fiscal 2024 and an additional $5.5 million during the first nine months of fiscal 2025 and may be called upon to satisfy capital calls in respect of the remaining $7.7 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that yielded little return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in the first quarter of fiscal 2024.

During the nine months ended October 31, 2024, the Company has declared and paid a total of three separate cash dividends of $0.35 per share aggregating to $23.3 million. During the nine months ended October 31, 2023, the Company declared and paid three separate cash dividends of $0.35 per share and a special cash dividend of $1.00 per share aggregating to $45.4 million. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved an additional share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock from time to time through open market purchases, repurchase plans, block trades or otherwise. During the nine months ended October 31, 2024, the Company repurchased a total of 120,000 shares of its common stock at a total cost of $2.6 million, or an average of $21.90 per share. During the nine months ended October 31, 2023, the Company repurchased a total of 85,722 shares of its common stock at a total cost of $2.3 million, or an average of $27.40 per share. At October 31, 2024, $15.2 million remains available for purchase under the Company's November 23, 2021 repurchase program and all $50.0 million remains available for purchase under the Company's December 5, 2024 repurchase program.

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

As of October 31, 2024, the Company’s entire net forward contracts hedging portfolio consisted of 7.3 million Chinese Yuan equivalent, 30.0 million Swiss Francs equivalent, 29.6 million U.S. dollars equivalent, 33.0 million Euros equivalent (including 9.0 million Euros designated as cash flow hedges) and 4.8 million British Pounds equivalent with various expiry dates ranging through April 10, 2025, compared to a portfolio of 20.7 million Chinese Yuan equivalent, 28.0 million Swiss Francs equivalent, 24.7 million U.S. dollars equivalent, 27.6 million Euros equivalent (including 3.0 million Euros designated as cash flow hedges) and 5.8 million British Pounds equivalent with various expiry dates ranging through April 4, 2024, as of October 31, 2023. If the Company were to settle its Swiss Franc forward contracts at October 31, 2024, the result would be a $0.1 million gain. If the Company were to settle its Euro forward contracts at October 31, 2024, the result would be a $0.2 million gain. As of October 31, 2024, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2024 and 2023; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at October 31, 2024 and 2023 was zero for both periods. During the nine months ended October 31, 2024, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended October 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of October 31, 2024, there have been no material changes to any of the risk factors previously reported in the Company’s 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 23, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved an additional share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. Under both share repurchase programs, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended October 31, 2024, the Company repurchased a total of 81,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $1.5 million, or an average of $19.03 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 1,149 shares were repurchased during the three months ended October 31, 2024 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2024 – August 31, 2024	626	$25.54	—	$16,786,673
September 1, 2024 – September 30, 2024	45,523	19.07	45,000	15,928,307
October 1, 2024 – October 31, 2024	36,000	18.98	36,000	15,245,148
Total	82,149	$19.08	81,000	$15,245,148

Item 5. Other Information

During the quarterly period ended October 31, 2024, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Third Amendment dated February 2, 2023, to the Amended and Restated License Agreement dated January 13, 2015, between the Company and Tapestry, Inc.***

10.2	Fourth Amendment dated August 31, 2023, to the Amended and Restated License Agreement dated January 13, 2015, between the Company and Tapestry, Inc.***

10.3	Fifth Amendment dated September 12, 2024, to the Amended and Restated License Agreement dated January 13, 2015, between the Company and Tapestry, Inc.***

10.4	First Amendment dated September 17, 2024, to the Amended and Restated License Agreement dated March 17, 2022, between the Company and HUGO BOSS AG Branch CH-Zug.***

10.5	Extension letter, dated October 16, 2024, extending the term of the January 1, 2020, License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

*** Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: December 5, 2024	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)