Form 10-K
period 2025-01-31
MOVADO GROUP INC
filed 2025-04-16
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2024, was approximately $402 million (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors, executive officers and holders of greater than 10% of the registrant’s total voting power were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of April 11, 2025, were 15,778,552 and 6,458,376, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2025 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost-savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: the Company’s ability to implement and maintain effective internal control over financial reporting in the future, plans to remediate the material weakness with respect to the Company’s internal control over financial reporting and disclosure controls and procedures, general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation, elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to geopolitical concerns; the increase of tariffs and other trade barriers; the impact of international hostilities, including the Russian invasion of Ukraine and war in the Middle East, on global markets, economies and consumer spending, on energy and shipping costs, and on the Company's supply chain and suppliers; supply disruptions, delivery delays and increased shipping costs; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; evolving stakeholder expectations and emerging complex laws on environmental, social and governance matters; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business internationally including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and the success of hedging strategies related thereto.

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

Explanatory Note

GENERAL

On April 9, 2025, after considering the recommendation of the management team of Movado Group, Inc.'s (the “Company,” “Movado Group,” “we,” “us” or “our”) and discussion with the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP ("PwC"), the Audit Committee of the Board of Directors of the Company, concluded that the Company's historical audited Consolidated Financial Statements for the fiscal years ended January 31, 2024 and January 31, 2023 included in our Annual Reports on Form 10-K for the years then ended, and each of the Company's unaudited Consolidated Financial Statements for the quarterly periods ended October 31, 2024, July 31, 2024, April 30, 2024, October 31, 2023, July 31, 2023 and April 30, 2023 and year-to-date periods included in our Quarterly Reports on Form 10-Q for the quarterly periods then ended, should no longer be relied upon due to misstatements that are described in greater detail below, and that the Company would restate such financial statements to make the necessary accounting corrections. Any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company's Consolidated Financial Statements and other related financial information covering the fiscal years ended January 31, 2024 and 2023, and the interim periods within fiscal years 2025 and 2024 (the "Affected Periods") should also no longer be relied upon.

RESTATEMENT

This Annual Report on Form 10-K for the year ended January 31, 2025 includes audited Consolidated Financial Statements at January 31, 2025 and January 31, 2024 and for the years ended January 31, 2025, January 31, 2024 and January 31, 2023, as well as relevant unaudited interim financial information for the quarterly periods ended October 31, 2024, July 31, 2024, April 30, 2024, October 31, 2023, July 31, 2023 and April 30, 2023. We have restated certain information within this Annual Report on Form 10-K, including our Consolidated Financial Statements at January 31, 2024 and for the years ended January 31, 2024 and January 31, 2023 and the relevant unaudited interim financial information for the quarterly periods ended October 31, 2024, July 31, 2024, April 30, 2024, October 31, 2023, July 31, 2023 and April 30, 2023.

BACKGROUND OF THE RESTATEMENT

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 11, 2025, in late January 2025, the Company became aware of allegations of misconduct within the Dubai branch (the “Dubai Branch”) of the Company’s Swiss subsidiary, MGI Luxury Group Sárl, related to sales to certain customers in the Middle East, India & Asia Pacific region (the “Affected Region”). Promptly thereafter, the Company retained outside counsel to conduct an investigation into these allegations. Based on that investigation, the Company has determined that the former managing director of the Dubai Branch, who oversaw the Affected Region, as well as certain employees under his direction, took actions that resulted in an overstatement of sales, premature recognition of sales, and underreporting of credit notes (e.g., sales discounts) owed to customers in the Affected Region. These actions included the use of a third-party warehouse unknown to the Company’s management to facilitate the premature recognition of sales, and the falsification of documents to circumvent internal controls. The conduct occurred over a period of approximately five years (beginning with the Company’s fiscal year ended January 31, 2021). The investigation has not identified any impact to reported sales to customers in other regions, nor has the investigation identified any knowledge of, or participation in, the misconduct by Company employees (whether members of management or otherwise) outside of the Affected Region. The Company has terminated the now former managing director of the Dubai Branch.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

This Annual Report on Form 10-K restates amounts previously included in the annual reports for 2024 and 2023 described above, including the audited Consolidated Financial Statements at January 31, 2024 and for the fiscal years ended January 31, 2024 and January 31, 2023.

See Note 1A, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.

INTERNAL CONTROL CONSIDERATIONS

In the course of the investigation referred to above, management identified a material weakness in internal control over financial reporting, wherein the Company’s risk assessment process did not properly assess the risks associated with the lack of functional segregation of duties in the Company’s Dubai Branch. Management has concluded that the Company’s internal control over financial reporting and disclosure controls and procedures for the Affected Periods were not effective. The Company has begun and will continue to implement changes designed to improve its internal control over financial reporting and to remediate the material weakness, including implementing changes to the organizational structure in the Affected Region to mitigate the risk of inappropriate influence being applied to circumvent existing controls. In addition to these remedial actions, the Company is committed to reinforcing its policies and procedures, continuing controls monitoring, deploying additional trainings, and taking additional measures to modify, or add to, these remediation measures, as necessary. See Item 9A, Controls and Procedures, for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

Item 1. Business

GENERAL

In this Form 10-K, all references to the “Company,” “Movado Group,” “we,” “us” or “our” include Movado Group, Inc. and its subsidiaries, unless the context requires otherwise. The Company’s common stock is traded on the NYSE under the trading symbol MOV.

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

Luxury Watches

Luxury watches are either quartz-analog or mechanical watches. These watches typically are made with either stainless steel, ceramic, 14 or 18 karat gold, or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company’s EBEL and Concord watches, well-known brand names of luxury watches include Rolex, Breitling, Cartier, Omega and TAG Heuer.

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with stainless steel, brass, plastic, gold plating, or a combination of gold plating and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Calvin Klein, Coach, Hugo Boss, Lacoste, MVMT, Olivia Burton and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Huawei and Samsung.

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia. Well-known brands include Casio, Pulsar, Seiko and Timex. The Company does not compete in the mass market watch category.

Jewelry and Other Fashion Accessories

In addition to its core watch business, the Company also designs, sources, markets and distributes jewelry and, to a lesser extent, other fashion accessories such as sunglasses. The Company’s jewelry offerings consist mostly of fashion jewelry, although some fine jewelry pieces are also included in certain collections. The Company generally markets its fashion accessories through the same distribution channels as its watches and use similar marketing approaches. Sales of jewelry accounted for 8.9% of its consolidated net sales in fiscal year 2025.

BRANDS

The Company designs, develops, sources, markets and distributes products under the following brands:

Owned Brands

Concord

Concord was founded through the harmonious collaboration of five Swiss visionaries in 1908. In 1979, Concord spearheaded the Swiss quartz revolution with one of the most important watches of the twentieth century: the Concord Delirium - the world's thinnest watch. To mark its 110th anniversary, Concord introduced a new logo depicting a knot in 2018. The knot signifies the brand’s foundation through harmonious unity and its laudable technical achievements and distinctive designs. The contemporary Mariner SL watch embodies this spirit and contributes to Concord’s strong legacy.

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

Olivia Burton

Olivia Burton was founded in London by two friends who recognized a gap in the market for unique, feminine women's watches. Inspired by the eclecticism of British culture and design, the Olivia Burton team takes inspiration from contemporary trends, vintage designs, architecture and nature to create beautiful watch and jewelry collections. With a sophisticated, feminine aesthetic, special details and an uplifting approach to life, the brand aims to surprise and delight with pieces that will be enjoyed for years to come.

Licensed Brands

Below is a description of the Company’s licensed brands.

Coach Watches

Coach is a global fashion house founded in New York City in 1941. This ever-expanding global brand is known for making beautiful pieces, crafted to last, for everyone to be themselves in. Coach defines expressive luxury. As an extension of the brand, Coach watches offer a fresh and compelling assortment of timepieces for women and men, with a wide variety of metal bracelets and genuine Coach leather straps.

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

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. The Company’s licensed brand watches, Olivia Burton watches, MVMT watches and certain Movado brand watch styles are designed by in-house design teams in cooperation with outside sources, including (in the case of the licensed brands) licensors’ design teams. Watch product development for these brands is managed through the Company’s Asia operations. For the Company’s EBEL and Concord watch brands and various Movado brand watch styles, the watch design phase is performed by a combination of in-house and freelance designers in Europe and the United States, while product development is managed through the Company’s Swiss operations. The Company’s jewelry and other accessories are designed by in-house design teams in cooperation with outside sources and are manufactured by independent contractors in Asia and, to a lesser extent, the United States.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. As the consumer footprint continues to evolve, the Company continues to focus on its digital marketing and online reach, including expanding and improving its social media channels and its messaging through individuals with significant social media followings (i.e., “influencers”), as well as elevating its customers’ digital experience globally through innovative technologies and consumer-facing initiatives. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising considers the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, including websites and social media platforms, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 22.4%, 19.4%, and 17.0% of net sales in fiscal 2025, 2024 and 2023, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Watch and Accessory Brands and Company Stores. For operating segment data and geographic segment data for the years ended January 31, 2025, 2024 and 2023, see Note 19 to the Consolidated Financial Statements regarding Segment and Geographic Information.

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

Watch and Accessory Brands

Watch and Accessory Brands Business in the United States

The Company sells all of its brands in the U.S. Watch and Accessory Brands market primarily to department stores, including Macy’s and Nordstrom; major jewelry store chains, including Signet Jewelers, Ltd. and Helzberg Diamonds Corp.; independent jewelers; and third-party e-commerce retailers, including Amazon; as well as directly to consumers through the Company’s owned e-commerce websites, including www.movado.com and www.mvmt.com. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, generally specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

Watch and Accessory Brands Business in International Markets

Internationally, the Company’s brands are sold to department stores, jewelry chains, independent jewelers and third-party e-commerce retailers, as well as directly to consumers through the Company’s owned e-commerce websites, including www.oliviaburton.com. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Australia, Canada, Mainland China, France, Germany, Hong Kong, India, Malaysia, Mexico, Singapore, Spain, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells all of its brands through a network of independent distributors operating in numerous countries around the world. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and impose restrictions on the distributor’s sale of competitive products.

Company Stores

The Company’s subsidiary, Movado Retail Group, Inc., operates 52 retail outlet locations in outlet centers across the United States and four retail outlet locations in outlet centers in Canada, as well as an online outlet store at www.movadocompanystore.com. These stores serve as effective channels to sell current and discontinued models and factory seconds of the Company’s watches, jewelry, and other accessories.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each of the fiscal years ended January 31, 2025, 2024 and 2023 accounted for 55.4%, 54.2% and 54.0% of the Company’s net sales, respectively.

BACKLOG

At April 11, 2025, the Company had unfilled orders of $56.8 million compared to $41.0 million at March 20, 2024 and $40.7 million at March 20, 2023. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company has service facilities around the world, including four Company-owned service facilities and a number of independent service centers which are authorized to perform warranty repairs. A list of authorized service centers can be accessed online at www.mgiservice.com. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited contractual warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase. Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

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

Movado (with the exception of certain Movado collections), EBEL and Concord watches, as well as certain Calvin Klein watch styles, are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches are manufactured by independent contractors in Switzerland and Asia using Swiss movements. Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Tommy Hilfiger and most Calvin Klein watches are manufactured by independent contractors in Asia.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks CONCORD®, EBEL®, MOVADO®, MVMT® and OLIVIA BURTON®, as well as trademarks for the Movado Museum® dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses the trademark COACH® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to a license agreement with Tapestry, Inc. with a term through June 30, 2028.

Under a license agreement with Tommy Hilfiger Licensing LLC ("Tommy Hilfiger"), the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture, marketing, advertising, sale and distribution of watches and jewelry worldwide (excluding sales to certain accounts in Japan) through December 31, 2029.

Under a license agreement with Hugo Boss Trade Mark Management GmbH & Co., the Company has exclusive worldwide licenses to use trademarks containing the names “HUGO” or “BOSS” in connection with the production, promotion and sale of watches and to use trademarks containing the name “BOSS” in connection with the production, promotion and sale of jewelry. The license agreement continues through December 31, 2026, subject to certain rights of the Company to extend for an additional five years upon satisfaction of specified conditions.

Under a license agreement with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. the Company has a worldwide exclusive license to use the LACOSTE® name and the distinctive “crocodile” logo to design, produce, market and distribute watches and jewelry through December 31, 2031.

Under a license agreement with Calvin Klein, Inc., the Company has a worldwide license to use the trademarks CALVIN KLEIN and CK/CALVIN KLEIN in connection with the development, manufacture, distribution, advertising, promotion and sale of watches and jewelry. The license is exclusive, subject to limited exceptions. The term of the license continues through December 31, 2026, and may be renewed by the Company for an additional five years, subject to certain conditions, including the achievement of specified minimum sales.

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

HUMAN CAPITAL

The Company believes that trust, respect, ethical conduct, passion, creativity, ambition, innovation, determination, action and teamwork are critical to achieving its goals and therefore promotes a culture built around these values.

Demographics

The following table summarizes the Company’s global workforce as of January 31, 2025:

	Full-Time Employees	Part-Time Employees	Temporary Employees	Total
Global	1,009	402	45	1,456
Americas	596	370	34	1,000
Asia-Pacific	166	1	1	168
Europe, Middle East & Africa	247	31	10	288

Attraction and Retention of Employees

The Company strives to attract and retain a highly talented and engaged workforce and believes that its supportive culture, dedication to employee well-being, competitive compensation and benefits programs, employee development and training offerings, inclusion initiatives, and philanthropic and community engagement help in this endeavor. Approximately 35% of the Company’s non-retail employees have been with the Company for more than 10 years, and approximately 60% have been with the Company for at least five years.

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

Inclusion

The Company seeks to provide a work environment in which all employees are treated with dignity and respect and are not discriminated against on the basis of age, color, disability, marital or parental status, national origin, race, religious beliefs, sexual orientation, gender identity, veteran status, or any other legally protected status. The Company recognizes that embracing an inclusive workforce leads to greater innovation, increased productivity, and higher job satisfaction. Accordingly, the Company strives to welcome and foster ideas and to create workplaces that bring together people with different perspectives.

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

REGULATION

The Company is subject to laws and regulations regarding customs (including tariffs and retaliatory tariffs), tax, employment, privacy, data protection, truth-in-advertising, consumer product safety, the environment, waste management, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, packaging, promotion, sale and disposal of consumer products and its corporate, retail and distribution operations. Changes in such laws and regulations could have a material adverse effect on the Company's results of operations and financial condition, although the Company is not aware of any such pending changes that would have a material adverse effect on the Company’s capital expenditures, including capital expenditures for environmental control facilities, earnings or competitive position. For a discussion of certain risks related to compliance with laws and regulations, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business”, “Additional U.S. Special Tariffs or other restrictions placed on imports, and any retaliatory trade measures taken by other countries, may have a material adverse impact on the Company's financial condition and results of operations”, “Regulatory restrictions and a changing marketing environment could materially and adversely affect the Company's ability to penetrate key market segments, resulting in the loss of market share and revenue”, “Failure to meet environmental, social and governance regulations, expectations or standards could adversely affect the Company's business, reputation, results of operations and financial condition”, “The Company’s e-commerce business is subject to numerous risks that could have an adverse effect on the Company’s business and results of operations”, “Changes to laws or regulations impacting the industries in which the Company operates could require it to alter its business practices which could have a material adverse effect on its results of operations”, “Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations” and “The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations”, under Item 1A. Risk Factors, below.

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

Investors and others should note that the Company announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. The Company intends to also use the “Investors” section of its corporate website at https://www.movadogroup.com as a means of disclosing information about the Company, its services and other matters and for complying with its disclosure obligations under Regulation FD. The information the Company posts on the Investors section of its corporate website may be deemed material. Accordingly, investors should monitor the Investor section, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. The information posted on the Investors section of its corporate website is not a part of this Annual Report or any other document the Company files with the SEC, and its inclusion is as an inactive textual reference only.

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

Risks Related to Macroeconomic Conditions and International Operations

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

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as the Company’s products, that are viewed as discretionary items. In addition, events such as international hostilities (including the Russian invasion of Ukraine and war in the Middle East), terrorism, natural disasters or outbreaks of disease may further suppress consumer spending on discretionary items. If any of these events should occur or intensify, the Company’s future sales could decline and the Company’s results of operations could be materially adversely affected. This could also result in the potential for impairment surrounding the Company's long-lived assets.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

Over 80% of the Company's product unit volume originates from Asia, with the vast majority coming from China. Substantially all of the remaining products originate from Europe.

The Company also generates approximately 57.4% of its revenue from international sources.

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
•
the imposition of additional trade restrictions, duties, taxes and other charges on imports and exports;
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

Additional U.S. Special Tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on the Company’s financial condition and results of operations.

Starting in July 2018, the U.S. government announced a series of lists covering thousands of categories of Chinese origin products subject to U.S. special tariffs in addition to the regular tariffs that have historically applied to such products. Most of the Company’s packaging products are made in China and have been subject to a U.S. special 25% tariff since May 2019. In addition, most of the bands used in the production of the Company’s traditional watches, as well as most of the Company's jewelry, are made in China and have been subject to a U.S. special 7.5% tariff since February 2020. In March and April 2025, the Trump Administration announced a series of additional special tariffs, some of which have been temporarily paused. The additional special tariffs already in effect as of the date of this annual report on Form 10-K are tariffs of 10% on most products (including all or substantially all products imported by the Company) from all countries worldwide, and a 145% tariff on substantially all products of Chinese origin. Together with the special tariffs applicable to Chinese products implemented in 2018, the special tariffs on Chinese products implemented in 2025 have increased the total U.S. special tariff on Chinese packaging materials to 170% and on Chinese watch bands and jewelry to 152.5%. In addition, the special 10% tariff applicable to all other countries applies to substantially all other products imported by the Company, including all Swiss watches as well as all watch heads (i.e., the entirety of a watch other than the watch band) produced in the Far East (which generally have Japanese movements and are therefore considered products of Japan for U.S. customs purposes).

As a result of the 2025 increases in the U.S. special tariffs, the Company may seek to raise prices for products sold in the United States, which is the Company’s single largest market, which could result in the loss of customers and harm its operating performance. Alternatively, the Company may seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its, costs, sales and results of operations. Additional tariff increases or trade restrictions imposed by the United States could materially adversely effect the results of operations of the Company's U.S. business. For example, in April 2025, the Trump Administration announced a series of so-called “reciprocal” tariffs on dozens of countries with which the U.S. has a trade deficit, including special incremental tariffs of 32% on Swiss goods, 24% on Japanese goods, and 34% on Chinese goods. On April 9, the Trump Administration a 90-day pause in the implementation of these “reciprocal” tariffs. However, the Company could experience a material adverse effect on its financial condition and results of operations if these incremental tariffs go into effect.

There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by China and other countries, leading to a global trade war. For example, in April 2025, China announced tariffs of 125% on all imports from the United States. Trade restrictions implemented by the United States, China or other countries in connection with a global trade war could result in the Company needing to raise prices or make changes to its operations, any of which could result in a material adverse effect on its financial condition and results of operations.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The Company is subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s management does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, result in higher borrowing costs and affect how our stock trades. This could in turn negatively affect our ability to access public debt or equity markets for capital.

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

The Company has a complex global operations, supply chain and distribution network. If the Company or key participants in its value chain were to experience a local or regional natural disaster or other development impacting business continuity, such as an earthquake, hurricane, flood, wildfire, tsunami, other natural or man-made disaster, political crisis such as terrorist attacks, war, and other political instability, public health crisis including infectious disease outbreaks, pandemics, and endemics, or other catastrophic event, its continued success will depend, in part, on the safety and availability of personnel, facilities, and raw materials, and on the proper functioning of manufacturing, transportation, computer, telecommunication and other systems and services. Climate change exacerbates these risks by increasing the frequency and severity of extreme weather events and natural disasters. If the Company cannot efficiently respond to disruptions in its operations, for example, by finding alternative suppliers or distributors or quickly repairing damaged systems, it may be late in fulfilling customer orders, thereby resulting in reputational damage, lost sales, or cancellation charges, any of which could materially harm its financial condition and results of operations. In addition, natural disasters may disrupt purchasing behaviors, negatively impacting revenue generation.

Risks Related to the Company's Business

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

The watch industry is highly competitive and the Company competes globally with numerous manufacturers, importers, distributors and Internet-based retailers, some of which are larger than the Company and have greater financial, distribution, advertising and marketing resources. The Company’s products compete on the basis of price, features, brand image, design, perceived desirability and reliability. However, there can be no assurance that the Company’s products will compete effectively in the future and, unless the Company remains competitive, its future results of operations and financial condition could be adversely affected. The Company also faces significant competition from companies introducing and selling smart wearable devices including smart watches. Many of these companies have significantly greater financial, distribution, advertising and marketing resources than does the Company. The sale of these smart products could materially adversely impact the traditional watch market and the Company’s results of operations and financial condition.

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

The Company utilizes various marketing service providers and technologies, including third-party cookies, pixels, and other automated means (“Third-Party Cookies”), to provide a data-driven, personalized consumer experience online. In response to privacy regulations and consumer preferences, technology companies have begun moving toward a “cookieless future,” web browsers are implementing certain cookie-blocking measures, and ecommerce sites are offering various privacy settings options. Scrutiny of consumer marketing practices is increasing, and regulatory expectations and oversight are expanding, especially around product sustainability claims. These shifts are changing how the Company markets to and engages with consumers. If the Company’s adjustments are delayed or are not as effective as current advertising and marketing strategies, the Company’s conversion rate may be adversely affected, brand recognition may decline, market share may be negatively impacted, and sales, profitability and results of operations could be materially and adversely affected. In addition, a small number of large digital advertising companies control a majority of the digital advertising market in many countries, and continued consolidation in the industry could further increase those companies' market share. Digital advertising has become more expensive in recent years and further industry consolidation or the tightening of regulatory restrictions could accelerate this trend. Increased advertising costs could materially and adversely affect the Company's profitability and results of operations.

Requirements to meet environmental, social and governance regulations, expectations or standards could adversely affect the Company’s business, reputation, results of operations and financial condition.

Many governments, regulators, investors, employees, customers, and other stakeholders are focused on the environmental, social and governance (ESG) performance of companies, including climate change, greenhouse gas emissions, human and civil rights, diversity, equity and inclusion initiatives, and supply chain conditions. In addition to the rapidly developing legal obligations imposed by governmental and self-regulatory organizations, a variety of third-party bodies and institutional investors evaluate the performance of companies on ESG topics. Understanding, developing, and acting on ESG matters, complying with legal obligations, and collecting, measuring, validating, and reporting ESG-related information and metrics can be costly, difficult, and time-consuming, especially as requirements and expectations continue to evolve. As a responsible corporate citizen, the Company actively evaluates the impacts, risks and opportunities that ESG issues may present and makes statements about its ESG policies and initiatives through its annual Corporate Responsibility Report and various other communications; however, the Company cannot guarantee that it will achieve any goals it may announce. In addition, the Company could be criticized for the nature and scope of any goals set or not set or for the accuracy, adequacy, or completeness of the Company’s disclosures. Conversely, so-called “anti-ESG” and “anti-DEI” sentiment has also gained momentum across the United States, with several states and federal authorities having enacted or proposed “anti-ESG” policies, legislation or issued executive orders and legal opinions and engaged in related investigations and litigation. Additionally, a regulatory framework that opposes ESG policies and initiatives may also make it harder for the Company to operate across jurisdictions. The Company's failure or perceived failure to comply with any such ESG or “anti-ESG” framework could harm the Company's reputation, adversely impact its ability to attract and retain customers and talent, impair its access to or cost of capital, and expose it to legal and regulatory proceedings and increased scrutiny thereby adversely affecting the Company’s business, results of operations and financial condition.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company’s license agreements include certain minimum royalty payments and other material requirements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2025, the Company's licensed brands represented 55.9% of the Company’s net sales. While the Company is not substantially dependent on any one licensed brand, the loss of a single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each of the fiscal years ended January 31, 2025, 2024 and 2023 accounted for 55.4%, 54.2% and 54.0% of the Company’s net sales, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

The success of the Company’s retail outlet locations is also dependent, to a certain extent, upon the average order size at its outlet stores. Factors that can affect average order size include product mix, promotional activities, and number of units sold per transaction. If adverse changes in product mix or pricing were to reduce the average sales price of the Company's products, or if the average number of units per transaction were to decrease, whether due to a reduction in sales to volume buyers who resell the Company's products or otherwise, there could be a material adverse effect on the Company Stores segment.

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

Many of the Company’s customers, suppliers and business partners rely on a stable, liquid and well-functioning financial system to fund their operations, and a disruption in their ability to access liquidity could cause serious disruptions to or an overall deterioration of their businesses which could impair their ability to meet their obligations to the Company, including delivering product ordered by the Company and placing or paying for future orders of the Company’s products, any of which could have a material adverse effect on the Company’s results of operations and liquidity. The tightening of monetary policies of countries throughout the world in recent years in response to inflationary pressures have resulted in elevated interest rates and could reduce availability of credit.

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

The Company expects its independent finished goods manufacturers to adhere to the Company’s vendor code of conduct and similar codes of conduct adopted by the Company’s trademark licensors, and the Company monitors for compliance following a risk-based model that may include conducting periodic factory audits. There can be no assurance, however, that all of the Company’s manufacturers will consistently comply with labor and other laws and operate in accordance with ethical standards. Deviations from these laws and standards could interrupt the shipment of finished products and damage the Company’s reputation and could have a material adverse effect on the Company’s financial condition and results of operations.

Interruptions at any of the Company’s major warehouse and distribution centers could materially adversely affect its business.

The Company operates one distribution facility in New Jersey that is responsible for importing and warehousing products as well as fulfilling and shipping most orders by the Company’s customers in the United States, Canada and the Caribbean and by many of the Company’s customers in Latin America. The Company operates a smaller, similar facility in Bienne, Switzerland for the distribution of its Swiss watch brands throughout Europe and the Middle East, and in Australia and India through its joint ventures there. In addition, the Company has contracted with third-party warehouse and fulfillment providers in the Netherlands, Hong Kong, mainland China, Czech Republic, the U.K and Mexico. The complete or partial loss or temporary shutdown of any of the Company’s or third-parties’ warehouse and distribution facilities (including as a result of fire or other casualty or labor or other disturbances) could have a material adverse effect on the Company’s business. In addition, the Company’s New Jersey warehouse and distribution facility is operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board and is highly regulated by U.S. Customs and Border Protection, which, under certain circumstances, has the right to shut down the entire sub-zone and, therefore, the entire warehouse and distribution facility. If that were to occur, the Company’s ability to fill orders for its U.S., Canadian, Latin American and Caribbean customers would be significantly impacted, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company relies on its information systems to operate all aspects of its business, including, without limitation, order processing, inventory and supply chain management, customer communications, purchasing and financial reporting. Although the Company attempts to take reasonable steps to mitigate the risks to its computer hardware and software systems, including such measures as the use of firewalls, automatically expiring passwords, encryption technology and periodic vulnerability tests, no system can be completely secure, particularly given the increasing threat posed by computer hackers and cyber terrorists. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks that may include computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks and large-scale automated attacks, phishing, social engineering, hacking and other cyber-attacks. These risks may increase as the Company continues to expand its reliance on cloud services and as generative artificial intelligence expands in its use and capabilities. Breaches of the Company’s network or databases, or those of its third-party providers, may result in the loss of valuable business data, misappropriation of consumers’ or employees’ personal information, or a disruption of the Company’s business, which could give rise to unwanted media attention, impair the Company’s ability to place and fulfill orders and process payments, materially damage the Company’s customer relationships and reputation, and result in lost sales, fines or lawsuits. The Company’s information systems could also experience system failures, viruses, power outages, network and telecommunications failures, usage errors by its employees, or other events which could disable or significantly impair the systems’ functionality. Additionally, the Company’s systems may fail to operate properly or effectively, experience problems transitioning to upgraded or replacement systems or difficulties in integrating new systems. In that regard, the Company is currently migrating many of its IT systems and applications to the cloud, including its global enterprise resource planning system, which is designed to efficiently maintain its financial records and provide information important to the operation of its business. Although the Company anticipates that these cloud migrations will increase efficiency and functionality, such migrations entail risks in implementation and make the Company more reliant on third party service providers. Any material disruption or slowdown of the Company’s information systems could result in the loss of critical data, the inability to process and properly record transactions and the material impairment of the Company’s ability to conduct business, leading to cancelled orders and lost sales. In addition, the Company’s e-commerce business is vulnerable to additional risks associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. A breach and loss of data could also subject the Company to liability to its customers or suppliers and could also cause competitive harm if sensitive information is publicized. In the event the Company is not successful in responding to these risks and uncertainties, its online sales may decline, the associated costs with its e-commerce activity may increase and its reputation may be damaged. Although the Company maintains an information security risk insurance policy to address many of these risks, such policy may not suffice to prevent a cyber-incident from resulting in a material adverse effect on its business, financial condition and operating results due to various policy limitations and exclusions.

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

The Company continually reviews acquisition opportunities that will enhance its market position, expand its product lines and provide synergies. Any of the following risks associated with the Company's past acquisitions or future acquisitions, individually or in aggregate, may have a material adverse effect on its business, financial condition and operating results:

•
difficulties in realizing anticipated financial or strategic benefits of such acquisition;

•
diversion of capital from other uses and potential dilution of stockholder ownership;

•
risks related to increased indebtedness;

•
significant capital and other expenditures may be required to integrate the acquired business into the Company's operations;

•
disruption of the Company's ongoing business or the ongoing acquired business, including impairment or loss of existing relationships with its employees, distributors, suppliers or customers or those of the acquired companies;

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

Impairment charges could have an adverse impact on the Company's results of operations.

The Company is required to test property plant and equipment and other long-lived assets for impairment as facts and circumstances warrant. Such long-lived assets include significant minority investments by the Company in early-stage growth companies and venture capital funds that invest in such companies, which investments are highly unpredictable. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net sales, growth rates, profitability or discount rates, or other variables. If testing indicates that impairment has occurred, the Company is required to record a non-cash impairment charge. Should the value of the Company's finite-lived intangible assets, property, plant and equipment and other long-lived assets become impaired, it could have a material adverse effect on the Company's results of operations.

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

Changes in U.S. federal, state and international tax laws and regulations, including changes suggested by the U.S. presidential administration, could have an adverse impact on the Company's tax liabilities and effective tax rate. In addition, the overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty around taxation in many jurisdictions. For example, the Organization for Economic Cooperation and Development, ("OECD"), which represents a coalition of western countries, including the U.S., is implementing changes to numerous long-standing tax principles, including enacting a global minimum tax and expanding the digital taxing rights of market countries. Furthermore, a number of countries where the Company does business, including many European countries, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Foreign countries may decide to enact tax laws that may negatively affect the Company’s foreign tax liabilities in response to any real or perceived negative effects of the U.S. tax changes on their countries, and/or states or local governments may decide to enact additional tax laws that may increase tax liabilities for companies doing business in those jurisdictions as they see opportunities to capitalize on the reduction in the federal corporate tax rate. Finally, while the Company believes its tax positions are consistent with the tax laws in the jurisdictions in which the Company conducts business, the final outcome of tax audits or disputes could result in adjustments to the Company’s tax liabilities which could have a material adverse effect on the Company’s effective tax rate, results of operations, cash flows and financial condition.

Additionally, the U.S. government has recently enacted tariff increases on imports. These actions may result in reciprocal tariffs or other restrictive trade measures by foreign jurisdictions on U.S. goods. These conditions are causing greater uncertainty in the global economy.

The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations.

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The shift in the Company's business toward e-commerce, and the expansion of its business in certain jurisdictions, and its greater reliance on cloud services may subject it to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving, may increase restrictions relating to the receipt, transfer, processing and retention of personal data, and the restrictions imposed thereby are not always clear. In addition, foreign court decisions and regulatory actions could impact the Company's ability to receive, transfer and process personal data relating to its employees and direct and indirect customers. The Company may need to update its data map or take other measures to comply with these requirements and interpretive guidance, a process that is complex, time consuming, and complicated by rapidly evolving and expanding cloud services and solutions. Existing and proposed privacy and data protection laws and regulations around the world result and may continue to result in significant compliance risks, operating costs, diverted resources from other initiatives and projects, marketing restrictions, limitations on service offerings, and negative publicity for the Company and may subject it to remedies that may harm its business, including fines, regulatory penalties, orders to modify or cease existing business practices, and significant legal liability. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

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

Risks Related to Internal Controls

Management has identified a material weakness in the Company’s internal control over financial reporting and related weakness in the Company’s disclosure controls and procedures, which could, if not remediated, result in material misstatements in the Company’s interim or annual consolidated financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act. In late January 2025, the Company became aware of allegations of misconduct within the Dubai branch (the “Dubai Branch”) of the Company’s Swiss subsidiary, MGI Luxury Group Sárl, related to sales to certain customers in the Middle East, India & Asia Pacific region (the “Affected Region”). Promptly thereafter, the Company retained outside counsel to conduct an investigation into these allegations. Based on that investigation, the Company has determined that the former managing director of the Dubai Branch, who oversaw the Affected Region, as well as certain employees under his direction, took actions that resulted in an overstatement of sales, premature recognition of sales, and underreporting of credit notes (e.g., sales discounts) owed to customers in the Affected Region. These actions included the use of a third-party warehouse unknown to the Company’s management to facilitate the premature recognition of sales, and the falsification of documents to circumvent internal controls. The conduct occurred over a period of approximately five years (beginning with the Company’s fiscal year ended January 31, 2021). The investigation has not identified any impact to reported sales to customers in other regions, nor has the investigation identified any knowledge of, or participation in, the misconduct by Company employees (whether members of management or otherwise) outside of the Affected Region. The Company has terminated the now former managing director of the Dubai Branch. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting and its disclosure controls and procedures. As a result of this evaluation, management identified a material weakness in the Company’s internal control over financial reporting and disclosure controls and procedures. Because of such material weakness, management concluded that the Company did not maintain effective internal control over financial reporting and disclosure controls and procedures as of January 31, 2025, 2024 and 2023. Refer to Item 9A, Controls and Procedures, of this Report for further information.

As described in Item 9A. Controls and Procedures of this Report, this material weakness resulted in the restatement of the Company’s annual and interim consolidated financial statements. Accordingly, the Company has restated consolidated financial statements for the Affected Periods in this Report. See Note 1A - Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data.

The Company has begun and will continue to implement changes designed to improve its internal control over financial reporting and its disclosure controls and procedures and to remediate the material weakness, including implementing changes to the organizational structure in the Affected Region to mitigate the risk of inappropriate influence being applied to circumvent existing controls. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of the remediation plan and will refine the remediation plan, as needed. Until remediated, the material weakness could potentially result in future errors to the Company’s financial statements.

Remediation measures are time consuming, require significant costs and place significant demands on the Company’s financial and operational resources. In order to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, the Company has expended, and will need to continue to expend, significant resources, including accounting and legal-related costs and significant management oversight. Any failure to remediate the material weakness, or the development of any new material weakness in the Company’s internal control over financial reporting and disclosure controls and procedures, could result in material misstatements in the Company’s financial statements and cause the Company to fail to meet its reporting and financial obligations, which in turn could have a negative impact on its reputation, brand and financial condition.

The Company has restated certain of its previously issued consolidated financial statements, which has resulted in unanticipated costs and may raise reputational issues.

As discussed in Note 1A - Restatement of Previously Issued Consolidated Financial Statements, the Company has restated its historical consolidated financial statements for the Affected Periods following an investigation that identified that certain employees within the Dubai Branch took actions that resulted in an overstatement of sales, premature recognition of sales and underreporting of credit notes (e.g., sales discounts) owed to customers in the Affected Region. As a result of the restatements, the Company has become subject to additional risks, uncertainties and costs. The Company may become subject to investigations or other inquiries by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings related to the restatements, and actions and proceedings could also be brought against the Company’s current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the restatements could result in reputational harm and additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If the Company does not prevail in any such lawsuit or proceeding, the Company could be subject to substantial damages or settlement costs, criminal and civil fines and penalties, and other forms of relief, including, but not limited to, injunctive relief and disgorgement. As such, the restatements could have a material adverse effect on the Company’s business, financial position and results of operations.

Risks Related to an Investment in the Company's Common Stock

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

The Company’s cybersecurity risk management and strategy processes are overseen by leaders from the Information Technology team (specifically, the Company’s chief technology officer, its chief information officer, and its senior manager for cybersecurity) who collectively have over 75 years of prior work experience in various information technology roles, including security, auditing, compliance, systems and programming, and whose credentials have included Certified in the Governance of Enterprise IT (CGEIT), Certified in Risk and Information Systems Control (CRISC) and Certified Information Systems Security Professional certifications. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of, cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of the Company's incident response plan. Potentially significant cybersecurity incidents are reported to the Breach Response Team. If the Breach Response Team deems the incident material, it will promptly notify the Audit Committee or the full Board of Directors. The Audit Committee or Board receives updates regarding other incidents during management’s regular quarterly cybersecurity updates. In addition, the Company's Internal Audit function, whose leader possesses a Certified Information System Auditor (CISA) certification, reviews certain cybersecurity controls in connection with its information technology audit procedures.

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2025, the Company’s leased facilities individually comprising more than 20,000 square feet were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	August 2035
Paramus, New Jersey	Executive offices	90,100	June 2030
Bienne, Switzerland	Corporate and sales functions and watch distribution, assembly and repair	56,700	December 2032
Hong Kong	Watch distribution	44,800	April 2027

The foregoing facilities, as well as 15 additional leased facilities worldwide averaging approximately 4,000 square feet, are used exclusively in connection with the Watch and Accessory Brands segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

Since acquiring EBEL in 2004, the Company owns an architecturally significant building in La Chaux-de-Fonds, Switzerland.

The Company also leases retail space averaging 1,700 square feet per store with leases expiring with various dates through August 2034 for the operation of the Company’s 56 retail outlet locations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of April 11, 2025, there were 39 holders of record of the Company’s class A common stock and 348 holders of record of the Company’s common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although the Company believes that the number of beneficial owners is much higher. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on April 11, 2025, the closing price of the Company’s common stock was $13.56. Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. There is currently no established public trading market for the class A common stock.

During each quarter of fiscal 2025, the Company declared cash dividends on its common stock and class A common stock. Although the Company currently expects to continue to declare cash dividends in the future, the decision as to whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. For dividends declared and paid during fiscal 2025, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On November 23, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise. During the fiscal year ended January 31, 2025, the Company repurchased a total of 120,000 shares of its common stock at a total cost of $2.6 million, or an average of $21.90 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 42,388 shares were repurchased during the fiscal year ended January 31, 2025, as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2025.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2024 – November 30, 2024	—	—	—	$15,245,148
December 1, 2024 – December 31, 2024	—	—	—	50,000,000
January 1, 2025 – January 31, 2025	—	—	—	50,000,000
Total	—	—	—	$50,000,000

The November 23, 2021, share repurchase program in the original amount of up to $50.0 million expired on November 23, 2024. The December 5, 2024, share repurchase program in the original amount of up to $50.0 million is scheduled to expire on December 5, 2027.

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2025 with that of the S&P SmallCap 600 Index, the Broad Market (NYSE Stock Market – U.S. Companies) and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2020 and the reinvestment of dividends (where applicable).

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/31/20
01/31/21
01/31/22
01/31/23
01/31/24
01/31/25
Movado Group, Inc.
S&P SmallCap 600 Index
NYSE Composite Index
Russell 2000 Index

Comparison of Cumulative Five Year Total Return $250 $200 $150 $100 $50 $0 01/31/16 01/31/17 01/31/18 01/31/19 01/31/20 01/31/21 Movado Group, Inc. S&P SmallCap 600 Index NYSE Composite Index Russell 2000 Index

Company Name / Index	1/31/20	1/31/21	1/31/22	1/31/23	1/31/24	1/31/25
Movado Group, Inc.	100.00	120.55	221.92	220.54	187.72	138.44
S&P SmallCap 600 Index	100.00	123.18	136.29	135.02	137.46	160.08
NYSE (U.S. Companies)	100.00	108.35	128.03	126.30	136.52	164.96
Russell 2000 Index	100.00	130.17	128.60	124.26	127.24	151.53

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated our previously issued Consolidated Financial Statements contained in this Annual Report on Form 10-K. Refer to the "Explanatory Note" preceding Item 1, Business, for background on the restatement, the fiscal periods impacted, control considerations and other information.

In addition, we have restated certain previously reported financial information at January 31, 2024 and for the fiscal years ended January 31, 2024 and January 31, 2023 in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations and Liquidity and Capital Resources.

See Note 1A - Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our Consolidated Financial Statements.

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

57.4% of the Company’s total sales are from international markets (see Note 19 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British Pounds and Swiss Francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes. The Company reduces its exposure to exchange rate risk through a hedging program.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East account for 31.0%, 9.9%, 8.9% and 7.6%, respectively, of the Company’s total net sales for fiscal 2025. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 55.4% and 54.2% of the Company’s net sales for the fiscal years ended January 31, 2025 and 2024, respectively.

The Company’s retail operations consist of 52 retail outlet locations in the United States and four locations in Canada.

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

Cost of sales of the Company’s products consists primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, shipping to customers, import duties, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

Since a significant amount of the Company’s product costs are incurred in Swiss Francs, fluctuations in the U.S. dollar/Swiss Franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss Franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss Franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2025 and 2024.

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

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated at the time of acquisition based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. The Company determined that there was no impairment in fiscal 2025, fiscal 2024 or in fiscal 2023.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. No impairment charge was recorded in fiscal 2025, fiscal 2024 or fiscal 2023.

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

RECENT DEVELOPMENTS AND INITIATIVES

Tariffs

Most of the bands used in the production of the Company’s traditional watches, as well as most of the Company’s jewelry, are made in China and have been subject to a U.S. special 7.5% tariff since February 2020. In March and April 2025, the Trump Administration announced a series of additional special tariffs, some of which have been temporarily paused. The additional such special tariffs already in effect as of the date of this annual report on Form 10-K include tariffs of 10% on all or substantially all products imported by the Company, and a 145% tariff on substantially all products of Chinese origin. Together with the special tariffs applicable to Chinese products implemented in 2018, the special tariffs on Chinese products implemented in 2025 have increased the total U.S. special tariff on Chinese packaging materials to 170% and on Chinese watch bands and jewelry to 152.5%. In addition, the special 10% tariff applicable to all other countries applies to substantially all other products imported by the Company, including all Swiss watches as well as all watch heads (i.e., the entirety of a watch other than the watch band) produced in the Far East (which generally have Japanese movements and are therefore considered products of Japan for U.S. customs purposes). These actions are expected to increase the Company’s cost of sales. If the additional special tariffs that went into effect in March and April 2025 had been in effect during fiscal 2025, cost of sales would have been approximately $25 million to $30 million higher than the $300.2 million reported, assuming all else remained unchanged. However, the Company is developing plans to lessen the impact of these tariffs, including select price increases at the wholesale and retail levels, as well as possible operational changes that could result in a change in the country of origin for certain of the Company's products. In addition, in April 2025, the Trump Administration announced a series of so-called “reciprocal” tariffs on dozens of countries with which the U.S. has a trade deficit, including special incremental tariffs of 32% on Swiss goods and 24% on Japanese goods. On April 9, 2025, the Trump Administration announced a 90-day pause in the implementation of these “reciprocal” tariffs (other than the reciprocal tariffs on China, discussed above). However, if these additional “reciprocal” tariffs go into effect, the Company will incur substantial additional increases in its cost of sales and sales volumes into the U.S. would likely decline.

Cost-Savings Initiative

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales. As a result of this initiative, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges of which $1.3 million was paid related to severance and employee related charges during fiscal year 2025, with the balance expected to be paid during fiscal year 2026. The Company expects go-forward annual savings from the cost-savings initiatives of approximately $10.0 million.

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

The Organization for Economic Cooperation and Development ("OECD") has issued Pillar Two model rules implementing a new global minimum tax of 15%, which was intended to be effective on January 1, 2024. While several countries have adopted and enacted changes to their legislation in response to Pillar Two, in January 2025, the President of the United States issued an executive order announcing the United States’ opposition to aspects of these rules. The Company's revenue currently does not meet the minimum requirements that were set by OECD inclusive framework and rules. Although the Company will continue to evaluate and monitor the enactments of Pillar Two, to the extent that Pillar Two becomes applicable, the Company does not expect a material impact on its Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2025 compared to fiscal 2024 and fiscal 2024 compared to fiscal 2023 along with a discussion of the changes in financial condition during fiscal 2025. The fiscal year 2024 and 2023 amounts reflect the restatements described in Note 1A - Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2025	2024
		(As Restated)
Watch and Accessory Brands:
United States	$186,523	$191,266
International	369,863	369,188
Total Watch and Accessory Brands	556,386	560,454
Company Stores
United States	92,009	98,990
International	4,983	4,945
Total Company Stores	96,992	103,935
Net sales	$653,378	$664,389

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2025	2024
		(As Restated)
Watch and Accessory Brands:
Owned brands category	$183,622	$198,612
Licensed brands category	365,216	354,099
After-sales service and all other	7,548	7,743
Total Watch and Accessory Brands	556,386	560,454
Company Stores	96,992	103,935
Consolidated total	$653,378	$664,389

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2025	2024
		(As Restated)
Net sales	100.0%	100.0%
Gross margin	54.0%	54.8%
Selling, general and administrative expenses	51.0%	47.5%
Operating income	3.1%	7.3%
Other income, net	1.1%	0.9%
Interest expense	0.1%	0.1%
Provision for income taxes	1.1%	1.8%
Noncontrolling interests	0.1%	0.1%
Net income attributable to Movado Group, Inc.	2.8%	6.2%

Fiscal 2025 Compared to Fiscal 2024 (As Restated)

Net Sales

Net sales for fiscal 2025 were $653.4 million, representing an $11.0 million or 1.7% decrease from the prior year. Both of the Company's operating segments experienced net sales declines. For fiscal 2025, fluctuations in foreign currency exchange rates negatively impacted net sales by $1.4 million when compared to the prior year. Excluding this $1.4 million impact, net sales would have decreased by 1.5% as compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales for fiscal 2025 in the Watch and Accessory Brands segment were $556.4 million, below the prior year by $4.1 million, or 0.7%. The decrease in net sales was primarily due to unfavorable sales mix, mainly in the United States locations, and the negative impact of fluctuations in foreign exchange rates, partially offset by an increase in online retail in the United States locations and increased volumes resulting from higher demand in the Company's wholesale customers, mainly in the International locations.

United States Watch and Accessory Brands Net Sales

Net sales for fiscal 2025 in the United States locations of the Watch and Accessory Brands segment were $186.5 million, below the prior year by $4.8 million, or 2.5%, resulting primarily from unfavorable sales mix, partially offset by an increase in online retail. The net sales recorded in the owned brands category decreased $11.2 million, or 7.7%, partially offset by an increase in net sales recorded in the licensed brand category of $6.8 million, or 16.0%.

International Watch and Accessory Brands Net Sales

Net sales for fiscal 2025 in the International locations of the Watch and Accessory Brands segment were $369.9 million, above the prior year by $0.7 million, or 0.2%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $1.4 million when compared to the prior year. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers, partially offset by the negative impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $3.8 million, or 7.1%, due to net sales decreases in Europe, the Middle East and the Americas (excluding the United States), partially offset by an increase in Asia. The net sales increase in the licensed brands category was $4.3 million, or 1.4%, primarily due to net sales increases in Asia and the Americas (excluding the United States), partially offset by net sales decreases in the Middle East and Europe.

Company Stores Net Sales

Net sales for fiscal 2025 in the Company Stores segment were $97.0 million, $6.9 million or 6.7% below the prior year. The net sales decrease was primarily due to unfavorable sales mix in the Company stores, partially offset by an increase in sales from the Company's online outlet store at www.movadocompanystore.com and a new store opening. As of January 31, 2025 and 2024, the Company operated 56 and 55 retail outlet locations, respectively.

Gross Profit

Gross profit for fiscal 2025 was $353.1 million or 54.0% of net sales as compared to $364.2 million or 54.8% of net sales in the prior year. The decrease in gross profit of $11.1 million was due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 80 basis points for fiscal 2025 reflected an unfavorable impact of sales mix of approximately 50 basis points, the decreased leveraging of certain fixed costs as a result of lower sales of approximately 30 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 10 basis points, partially offset by decreased shipping costs of approximately 10 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for fiscal 2025 were $333.1 million, representing an increase from the prior year of $17.4 million, or 5.5%. The increase in SG&A expenses was primarily due to the following factors: higher marketing expenses of $17.2 million, a $2.5 million provision for professional fees related to the internal investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary that resulted in a restatement of previously issued financial statements, an increase in payroll related expenses of $2.1 million (which included severance and payroll related costs of $4.1 million related to the cost-savings initiative discussed above under “Recent Developments and Initiatives”) and an increase in credit card and platform fees of $0.7 million. These increases were partially offset by a decrease in professional fees of $2.8 million, a decrease in the reduction of accruals for donations and doubtful accounts of $1.8 million and a decrease of $0.5 million in amortization expense related to certain intangible assets being fully amortized. For the year ended January 31, 2025, fluctuations in foreign currency rates related to the foreign subsidiaries favorably impacted SG&A expenses by $1.5 million when compared to the prior year.

Watch and Accessory Brands Operating Income

For fiscal 2025, the Company recorded operating income of $7.7 million in the Watch and Accessory Brands segment which includes $30.0 million of unallocated corporate expenses as well as $67.0 million of certain intercompany profits related to the Company’s supply chain operations. For fiscal 2024, the Company recorded operating income of $31.3 million in the Watch and Accessory Brands segment which included $30.8 million of unallocated corporate expenses as well as $71.5 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $6.6 million combined with higher SG&A expenses of $17.0 million when compared to the prior year. The decrease in gross profit was the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of certain fixed costs as a result of lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by decreased shipping costs. The increase in SG&A expenses of $17.0 million was primarily due to the following factors: higher marketing expenses of $16.9 million, a $2.5 million provision for professional fees related to the internal investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary that resulted in a restatement of previously issued financial statements, an increase in payroll related expenses of $1.8 million (which included severance and payroll related costs of $4.1 million related to the cost-savings initiative) and an increase in credit card and platform fees of $0.7 million. These increases in SG&A expenses were partially offset by a decrease in professional fees of $2.8 million, a decrease in the reduction of accruals for donations and doubtful accounts of $1.8 million and a decrease of $0.5 million in amortization expense related to certain intangible assets being fully amortized.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2025, the Company recorded an operating loss of $40.1 million which includes unallocated corporate expenses of $30.0 million. For the twelve months ended January 31, 2024 the Company recorded an operating loss of $30.0 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $30.8 million. The increase in operating loss was the result of an increase in gross profit of $2.0 million, offset by an increase in SG&A expenses of $12.1 million when compared to the prior year. The increase in gross profit of $2.0 million was the result of a higher gross margin percentage primarily due to the favorable impact of sales mix and decreased shipping costs, partially offset by decreased leveraging of certain fixed costs as a result of lower sales. The increase in SG&A expenses of $12.1 million was primarily due to the following factors: higher marketing expenses of $11.7 million, a $2.5 million provision for professional fees related to the internal investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary that resulted in a restatement of previously issued financial statements, an increase in credit card and platform fees of $0.7 million, while payroll related expenses remained flat (but included severance and payroll related costs of $1.9 million related to the cost-savings initiative). These increases in SG&A expenses were partially offset by a decrease in professional fees of $2.4 million and a decrease in the reduction of accruals for donations and doubtful accounts of $2.0 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2025, the Company recorded operating income of $47.8 million which includes $67.0 million of certain intercompany profits related to the Company’s International supply chain operations. For the twelve months ended January 31, 2024, the Company recorded operating income of $61.3 million in the International locations of the Watch and Accessory Brands segment which included $71.5 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $8.7 million combined with higher SG&A expenses of $4.8 million when compared to the prior year. The decrease in gross profit of $8.7 million was the result of a lower gross margin percentage primarily due to the unfavorable impact of sales mix and a negative impact of fluctuations in foreign exchange rates, partially offset by decreased shipping costs. The increase in SG&A expenses of $4.8 million was primarily due to the following factors: higher marketing expenses of $5.2 million and an increase in payroll related expenses of $1.8 million (which included severance and payroll related costs of $2.2 million related to the cost-savings initiative). These increases in SG&A expenses were partially offset by a decrease of $0.5 million in amortization expense related to certain intangible assets being fully amortized and a decrease in professional fees of $0.4 million.

Company Stores Operating Income

The Company recorded operating income of $12.3 million and $17.2 million in the Company Stores segment for fiscal 2025 and 2024, respectively. The decrease in operating income of $4.9 million was primarily related to a decrease in gross profit of $4.4 million, mainly due to lower net sales combined with a lower gross margin percentage, and higher SG&A expenses of $0.5 million primarily due to an increase in payroll related expenses of $0.3 million and higher marketing expenses of $0.3 million. As of January 31, 2025, and 2024, the Company Stores segment operated 56 and 55 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income, net of $7.1 million primarily due to interest income for the twelve months ended January 31, 2025.

For the twelve months ended January 31, 2024, the Company recorded other income, net of $6.0 million primarily due to interest income, partially offset by a $0.5 million impairment related to an equity investment in a consumer products company that sold its business and assets in a transaction that yielded little return for equity holders.

Interest Expense

Interest expense was $0.5 million primarily due to the payment of unused commitment fees for both fiscal 2025 and 2024. There were no borrowings under the Company's revolving credit facility during fiscal 2025 and 2024.

Income Taxes

The Company recorded an income tax provision of $7.4 million and $11.8 million for fiscal 2025 and 2024, respectively.

The effective tax rate for fiscal 2025 was 27.9% and differed from the U.S. statutory tax rate of 21.0% primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend and an increase in valuation allowances against certain foreign losses, partially offset by foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2024 was 21.8% and differed from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by cross-border tax effects and U.S. state and local taxes, net of the federal benefit.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $18.4 million and $41.3 million for fiscal 2025 and 2024, respectively.

Fiscal 2024 (As Restated) Compared to Fiscal 2023 (As Restated)

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2024	2023
	(As Restated)	(As Restated)
Watch and Accessory Brands:
United States	$191,266	$227,268
International	369,188	405,382
Total Watch and Accessory Brands	560,454	632,650
Company Stores
United States	98,990	106,645
International	4,945	4,914
Total Company Stores	103,935	111,559
Net sales	$664,389	$744,209

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2024	2023
	(As Restated)	(As Restated)
Watch and Accessory Brands:
Owned brands category	$198,612	$230,277
Licensed brands category	354,099	391,867
After-sales service and all other	7,743	10,506
Total Watch and Accessory Brands	560,454	632,650
Company Stores	103,935	111,559
Consolidated total	$664,389	$744,209

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2024	2023
	(As Restated)	(As Restated)
Net sales	100.0%	100.0%
Gross margin	54.8%	57.7%
Selling, general and administrative expenses	47.5%	42.1%
Operating income	7.3%	15.5%
Other income, net	0.9%	0.3%
Interest expense	0.1%	0.1%
Provision for income taxes	1.8%	3.3%
Noncontrolling interests	0.1%	0.3%
Net income attributable to Movado Group, Inc.	6.2%	12.1%

Net Sales

Net sales for fiscal 2024 were $664.4 million, representing a $79.8 million or 10.7% decrease from the prior year. This decrease is attributable to the Watch and Accessory Brands segment and, to a lesser extent, the Company Stores segment. For fiscal 2024, fluctuations in foreign currency exchange rates positively impacted net sales by $8.6 million when compared to the prior year. Excluding this $8.6 million impact, net sales would have decreased by 11.9% as compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales for fiscal 2024 in the Watch and Accessory Brands segment were $560.5 million, below the prior year by $72.2 million, or 11.4%. The decrease in net sales was primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers in both the United States and International locations and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates.

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

International Watch and Accessory Brands Net Sales

Net sales for fiscal 2024 in the International locations of the Watch and Accessory Brands segment were $369.2 million, below the prior year by $36.2 million, or 8.9%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $8.6 million when compared to the prior year. The decrease in net sales was in both the owned and licensed brand categories primarily due to decreased volumes resulting from lower demand in the Company's wholesale customers and a decrease in online retail, partially offset by the positive impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $4.5 million, or 7.7%, primarily due to net sales decreases in Europe, the Americas (excluding the United States) and the Middle East, partially offset by a net sales increase in Asia. The net sales decrease in the licensed brands category was $29.1 million, or 8.5%, primarily due to net sales decreases in Europe and the Americas (excluding the United States), partially offset by net sales increases in the Middle East and Asia.

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

Gross Profit

Gross profit for fiscal 2024 was $364.2 million or 54.8% of net sales as compared to $429.1 million or 57.7% of net sales in the prior year. The decrease in gross profit of $64.9 million was primarily due to lower net sales combined with a lower gross margin percentage.

The decrease in the gross margin percentage of approximately 290 basis points for fiscal 2024 reflected an unfavorable impact of sales mix of approximately 210 basis points, the decreased leveraging of higher fixed costs over lower sales of approximately 90 basis points and a negative impact of fluctuations in foreign exchange rates of approximately 30 basis points, partially offset by decreased shipping costs of approximately 40 basis points.

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

Watch and Accessory Brands Operating Income

For fiscal 2024, the Company recorded operating income of $31.3 million in the Watch and Accessory Brands segment which includes $30.8 million of unallocated corporate expenses as well as $71.5 million of certain intercompany profits related to the Company’s supply chain operations. For fiscal 2023, the Company recorded operating income of $90.3 million in the Watch and Accessory Brands segment which included $37.0 million of unallocated corporate expenses as well as $81.0 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of a decrease in gross profit of $57.5 million combined with higher SG&A expenses of $1.5 million when compared to the prior year. The decrease in gross profit was primarily the result of lower net sales combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of higher fixed costs over lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $1.5 million was primarily due to the following factors: an increase in payroll related expenses of $9.8 million; higher marketing expenses of $1.5 million; and an increase in travel and entertainment expenses of $1.1 million. Increased SG&A expenses were partially offset by a decrease in performance-based compensation of $10.8 million.

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

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2024, the Company recorded operating income of $61.3 million which includes $71.5 million of certain intercompany profits related to the Company’s International supply chain operations. For the twelve months ended January 31, 2023 the Company recorded operating income of $93.3 million in the International locations of the Watch and Accessory Brands segment which included $81.0 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of lower gross profit of $27.6 million combined with higher SG&A expenses of $4.4 million. The decrease in gross profit of $27.6 million was primarily the result of lower net sales, combined with a lower gross margin percentage primarily due to an unfavorable impact of sales mix, the decreased leveraging of higher fixed costs over lower sales and a negative impact of fluctuations in foreign exchange rates, partially offset by lower shipping costs. The increase in SG&A expenses of $4.4 million was primarily due to the following factors: an increase in payroll related expenses of $4.3 million; higher marketing expenses of $1.5 million; and an increase in travel and entertainment expenses of $0.5 million. These increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $2.7 million.

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

Income Taxes

The Company recorded an income tax provision of $11.8 million and $24.3 million for fiscal 2024 and 2023, respectively.

The effective tax rate for fiscal 2024 was 21.8% and differed from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by cross-border tax effects and U.S. state and local taxes, net of the federal benefit. The effective tax rate for fiscal 2023 was 20.7% and differed from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and the release of certain foreign valuation allowances, partially offset by U.S. state and local taxes, net of the federal benefit.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $41.3 million and $90.4 million for fiscal 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2025 and January 31, 2024, the Company had $208.5 million and $262.1 million, respectively, of cash and cash equivalents. Of this total, $83.3 million and $176.1 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

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

At January 31, 2025 the Company had working capital of $377.0 million as compared to $419.9 million at January 31, 2024. The decrease in working capital was primarily the result of a decrease in cash and an increase in accrued liabilities, partially offset by an increase in trade receivables and a decrease in income taxes payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $1.5 million of cash used in operating activities for fiscal 2025 as compared to $76.8 million of cash provided by operating activities for fiscal 2024. Cash used in operating activities for fiscal 2025 included $19.2 million of net income, adjusted for non-cash items of $18.9 million. Cash used in operating activities primarily included tax related net payments of $12.4 million, $11.6 million increase in trade receivables due to timing of receipts and changes in sales mix and increase in inventories of $11.7 million based on timing of receipts and sales. Cash provided by operating activities for fiscal 2024 included net income of $42.2 million, positively adjusted by $24.6 million related to non-cash items. Cash provided by operating activities for fiscal 2024 included a $35.7 million decrease in investment in inventories primarily due to timing of receipts to align with sales levels, partially offset by a change in payments related to income taxes of $17.6 million primarily due to timing and a decrease in accrued payroll and benefits of $9.9 million primarily as a result of payments of fiscal year 2023 performance-based compensation.

Cash used in investing was $13.7 million for fiscal 2025 as compared to $11.5 million for fiscal 2024. The cash used in fiscal 2025 was primarily related to capital expenditures of $8.0 million mainly due to expenditures for computer software, shop-in-shops and leasehold improvements and $5.7 million of long-term investments. Cash used in investing activities for fiscal 2024 included $8.2 million of capital expenditures and $3.1 million of long-term investments.

The Company expects that capital expenditures in fiscal 2026 will be approximately $10.0 million as compared to $8.0 million in fiscal 2025. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, website development, computer hardware and software and tooling costs. The Company has the ability to manage its capital expenditures on discretionary projects.

Cash used in financing activities was $35.4 million for fiscal 2025 as compared to $57.6 million for fiscal 2024. The cash used in fiscal 2025 included $31.1 million in dividends paid, $2.6 million in stock repurchased in the open market, $1.2 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards and $0.6 million paid for the distribution of noncontrolling interest earnings. Cash used in financing activities in fiscal 2024 included $53.1 million in dividends paid, which included a special cash dividend of $1.00 per share, $3.1 million in stock repurchased in the open market and $1.4 million paid for the distribution of noncontrolling interest earnings.

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

As of both January 31, 2025, and January 31, 2024, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2025, and January 31, 2024. At January 31, 2025, the letters of credit have expiration dates through June 2, 2025. As of both January 31, 2025, and January 31, 2024, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 8 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both fiscal 2025 and fiscal 2024, respectively.

Borrowings under the Credit Agreement bear interest at rates generally based on either the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York or a specified base rate, as selected periodically by the Company. The SOFR-based loans bear interest at SOFR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of both January 31, 2025, and 2024, the Company’s spreads were 1.00% over SOFR and 0% over the base rate.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of January 31, 2025, and 2024, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $7.5 million, respectively. As of January 31, 2025, and 2024, there were no borrowings against these lines. As of January 31, 2025, and 2024, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million and $1.4 million, respectively, in various foreign currencies, of which $0.7 million and $0.8 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.3 million during both fiscal 2025 and 2024, respectively.

From time to time, the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $8.4 million of these commitments through fiscal 2024 and an additional $5.7 million during fiscal 2025 and may be called upon to satisfy capital calls in respect of the remaining $7.5 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that yielded little return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in fiscal 2024.

During fiscal 2025, the Company has declared and paid a total of four separate cash dividends of $0.35 per share aggregating to $31.1 million. During fiscal 2024, the Company declared and paid four separate cash dividends of $0.35 per share and a special cash dividend of $1.00 per share aggregating to $53.1 million. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise. During fiscal 2025, the Company repurchased a total of 120,000 shares of its common stock at a total cost of $2.6 million, or an average of $21.90 per share. During fiscal 2024, the Company repurchased a total of 111,722 shares of its common stock at a total cost of $3.1 million, or an average of $27.89 per share. At January 31, 2025, all $50.0 million remains available for purchase under the Company's December 5, 2024 repurchase program.

The Company has various contractual obligations as part of its ordinary course of business. The Company's obligations include operating lease obligations (see Note 12- Leases), licensing agreements (see Note 11 - Commitments and Contingencies), purchase obligations (see Note 11 - Commitments and Contingencies) and transition tax obligation (see Note 11 - Commitments and Contingencies).

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

As of January 31, 2025, the Company’s entire net forward contracts hedging portfolio consisted of 28.0 million Swiss Francs equivalent, 32.5 million U.S. Dollars equivalent, 25.3 million Euros equivalent (none designated as cash flow hedges) and 1.5 million British Pounds equivalent with various expiry dates ranging through July 17, 2025, compared to a portfolio of 8.3 million Chinese Yuan equivalent, 20.0 million Swiss Francs equivalent, 18.7 million U.S. Dollars equivalent, 26.2 million Euros equivalent (including 9.0 million Euros designated as cash flow hedges) and 1.4 million British Pounds equivalent with various expiry dates ranging through June 13, 2024, as of January 31, 2024. If the Company were to settle its Swiss Franc forward contracts at January 31, 2025, the result would be a $1.1 million loss. As of January 31, 2025, the Company’s British Pound, Chinese Yuan, U.S. Dollar and Euro forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2025 and 2024; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at January 31, 2025 and 2024 was zero for both periods. During fiscal 2025, the Company had no borrowings. The Company does not hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In late January 2025, the Company became aware of allegations of misconduct within the Dubai branch (the “Dubai Branch”) of the Company’s Swiss subsidiary, MGI Luxury Group Sárl, related to sales to certain customers in the Middle East, India & Asia Pacific region (the “Affected Region”). Promptly thereafter, the Company retained outside counsel to conduct an investigation into these allegations. Based on that investigation, the Company has determined that the former managing director of the Dubai Branch, who oversaw the Affected Region, as well as certain employees under his direction, took actions that resulted in an overstatement of sales, premature recognition of sales, and underreporting of credit notes (e.g., sales discounts) owed to customers in the Affected Region. These actions included the use of a third-party warehouse unknown to the Company’s management to facilitate the premature recognition of sales, and the falsification of documents to circumvent internal controls. The conduct occurred over a period of approximately five years (beginning with the Company’s fiscal year ended January 31, 2021). The investigation has not identified any impact to reported sales to customers in other regions, nor has the investigation identified any knowledge of, or participation in, the misconduct by Company employees (whether members of management or otherwise) outside of the Affected Region. The Company has terminated the now former managing director of the Dubai Branch.

In the course of the investigation referred to above, management identified a material weakness in internal control over financial reporting, wherein the Company’s risk assessment process did not properly assess the risks associated with the lack of functional segregation of duties in the Company’s Dubai Branch. Management has concluded that the Company’s internal control over financial reporting and disclosure controls and procedures for the Affected Periods were not effective. The Company has begun and will continue to implement changes designed to improve its internal control over financial reporting and to remediate the material weakness, including implementing changes to the organizational structure in the Affected Region to mitigate the risk of inappropriate influence being applied to circumvent existing controls. In addition to these remedial actions, the Company is committed to reinforcing its policies and procedures, continuing controls monitoring, deploying additional trainings, and taking additional measures to modify, or add to, these remediation measures, as necessary.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, and in light of the issues identified in the investigation described above, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of January 31, 2025, the end of the period covered by this report.

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and in light of the issues identified in the internal investigation described above, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the evaluation, we identified a material weakness in internal control over financial reporting, wherein the Company’s risk assessment process did not properly assess the risks associated with the lack of functional segregation of duties in the Company’s Dubai Branch.

The material weakness resulted in misstatements to trade receivables, inventories, net sales, cost of sales and related income tax accounts, which resulted in the restatement of the Company’s financial statements for fiscal years ended January 31, 2024, 2023 and 2022, and the interim periods within fiscal years 2025 and 2024.

Additionally, the material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2025, due to the material weakness described above.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under "Index to Consolidated Financial Statements - Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended January 31, 2025, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2025 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2025 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2025 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2025 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2025 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2025 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2025 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report
1.
Financial Statements:

See Index to Consolidated Financial Statements on page 45 included in Item 8 of Part II of this annual report.

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

10.1

Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S., Swiss and Dutch subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent (the “Corporate Credit Agreement”), as amended through and including the Fourth Amendment thereto dated August 2, 2022. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2022.*

10.2

Fifth Amendment, dated as of January 30, 2024, to the Corporate Credit Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2024, filed on March 26, 2024.*

10.3

Sixth Amendment, dated as of May 15, 2024, to the Corporate Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, filed on September 5, 2024.*

10.4

Security and Pledge Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Grantors, and Bank of America, N.A., as administrative agent (the "Corporate Pledge Agreement"). Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 5, 2015. *

10.5

Amendment No.1 to the Corporate Pledge Agreement, dated as of August 2, 2022. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2024, filed on March 26, 2024.*

10.6

Amendment No.2 to the Corporate Pledge Agreement, dated as of January 30, 2024. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2024, filed on March 26, 2024.*

10.7

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 4, 2023. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 11, 2023. **

10.8

Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

10.9

Form of Option Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

10.10

Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, effective March 27, 2023. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023.**

10.11

Form of Performance Share Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, effective March 27, 2023. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023.**

10.12

Movado Group Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2022. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 12, 2022. **

10.13

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001.

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

10.17

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.18

Thirteenth Amendment to Lease dated October 24, 2017 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 filed on November 21, 2017.

10.19

Lease Agreement dated May 22, 2000 between Forsgate Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.

10.20

First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.21

Third Amendment dated as of November 14, 2019 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2020 filed on March 26, 2020.

10.22

Fourth Amendment dated as of August 24, 2023 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2024, filed on March 26, 2024.*

10.23

Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Coach, Inc. Incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2024, filed on March 26, 2024.*

10.24

First Amendment dated January 6, 2020, to the Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Tapestry, Inc. (f/k/a Coach, Inc.). Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2020.

10.25

Second Amendment dated August 25, 2021, to the Amended and Restated License Agreement with Tapestry, Inc. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 31, 2021.

10.26

Third Amendment dated February 2, 2023, to the Amended and Restated License Agreement dated January 13, 2015, between the Company and Tapestry, Inc. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, filed December 5, 2024.

10.27

Fourth Amendment dated August 31, 2023, to the Amended and Restated License Agreement dated January 13, 2015, between the Company and Tapestry, Inc. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, filed December 5, 2024.

10.28

Fifth Amendment dated September 12, 2024, to the Amended and Restated License Agreement dated January 13, 2015, between the Company and Tapestry, Inc. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, filed December 5, 2024.

10.29

Amended and Restated License Agreement between MGI Luxury Group, S.A., a wholly-owned Swiss subsidiary of Movado Group, Inc., Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A., dated August 30, 2022. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 22, 2022.

10.30

License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, effective as of January 1, 2020, amending and restating the prior license agreement among such parties dated September 16, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 filed on June 9, 2020.

10.31

Extension letter, dated October 16, 2024, extending the term of the January 1, 2020, License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, filed December 5, 2024.

10.32

License Agreement, dated as of August 19, 2020, among Calvin Klein, Inc., Movado Group, Inc. and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 filed on November 24, 2020.

10.33

Amended and Restated License Agreement dated March 17, 2022 between MGI Luxury Group S.A. and Hugo Boss Trade Mark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 26, 2022.

10.34

First Amendment dated September 17, 2024, to the Amended and Restated License Agreement dated March 17, 2022, between the Company and HUGO BOSS AG Branch CH-Zug. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, filed December 5, 2024.

19.1	Movado Group Insider Trading Policy.***

21.1	Subsidiaries of the Registrant. ***

23.1	Consent of PricewaterhouseCoopers LLP. ***

31.1	Certification of Chief Executive Officer. ***

31.2	Certification of Chief Financial Officer. ***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

97.1

Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1. Incorporated herein by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2024, filed on March 26, 2024.

101

The following financial information from Movado Group, Inc.’s Form 10-K for the year ended January 31, 2025, filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts and Reserves. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

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

MOVADO GROUP, INC. (Registrant)
Dated: April 16, 2025	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 16, 2025	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: April 16, 2025	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: April 16, 2025	/s/ Linda Feeney
Linda Feeney
Senior Vice President, Principal Accounting Officer

Dated: April 16, 2025	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: April 16, 2025	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: April 16, 2025	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: April 16, 2025	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: April 16, 2025	/s/ Ann Kirschner
Ann Kirschner
Director

Dated: April 16, 2025	/s/ Maya Peterson
Maya Peterson
Director

Dated: April 16, 2025	/s/ Stephen Sadove
Stephen Sadove
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries (the “Company”) as of January 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2025 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company’s risk assessment process did not properly assess the risks associated with the lack of functional segregation of duties in the Company’s Dubai branch.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Note 1A to the consolidated financial statements, the Company has restated its 2024 and 2023 consolidated financial statements to correct misstatements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Component Parts Inventory

As described in Notes 1 and 6 to the consolidated financial statements, inventory is valued at the lower of cost or net realizable value. The Company performs reviews of its on-hand inventory, including component parts, to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. As of January 31, 2025, the Company’s component parts inventory balance was $23.9 million. As disclosed by management, the Company retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches. The adjustment to reduce the value of component parts below their cost to their net realizable value is based on the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service.

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

April 16, 2025

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2025	2024
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$208,501	$262,059
Trade receivables, net	93,382	86,044
Inventories	156,738	153,890
Other current assets	21,786	17,962
Income taxes receivable	9,534	11,339
Total current assets	489,941	531,294
Property, plant and equipment, net	19,920	19,436
Operating lease right-of-use assets	86,009	82,661
Deferred and non-current income taxes	41,330	43,016
Other intangibles, net	5,537	7,493
Other non-current assets	86,494	72,598
Total assets	$729,231	$756,498
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$34,312	$32,775
Accrued liabilities	42,610	38,695
Accrued payroll and benefits	7,840	7,591
Current operating lease liabilities	19,263	15,696
Income taxes payable	8,935	16,642
Total current liabilities	112,960	111,399
Deferred and non-current income taxes payable	1,008	8,234
Non-current operating lease liabilities	75,508	76,396
Other non-current liabilities	56,176	52,420
Total liabilities	245,652	248,449
Commitments and contingencies (Note 11)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,178,287 and 29,004,001 shares issued and outstanding, respectively	292	290
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,458,376 and 6,483,116 shares issued and outstanding, respectively	64	64
Capital in excess of par value	243,355	239,062
Retained earnings	446,704	459,409
Accumulated other comprehensive income	79,981	92,335
Treasury Stock, 13,490,483 and 13,328,095 shares, respectively, at cost	(289,067)	(285,270)
Total Movado Group, Inc. shareholders' equity	481,329	505,890
Noncontrolling interest	2,250	2,159
Total equity	483,579	508,049
Total liabilities and equity	$729,231	$756,498

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2025	2024	2023
		(As Restated)	(As Restated)
Net sales	$653,378	$664,389	$744,209
Cost of sales	300,238	300,230	315,081
Gross profit	353,140	364,159	429,128
Selling, general and administrative	333,125	315,689	313,541
Operating income	20,015	48,470	115,587
Non-operating income/(expense):
Other income, net	7,125	5,994	2,069
Interest expense	(489)	(497)	(518)
Income before income taxes	26,651	53,967	117,138
Provision for income taxes (Note 13)	7,442	11,792	24,260
Net income	19,209	42,175	92,878
Less: Net income attributable to noncontrolling interest	845	830	2,495
Net income attributable to Movado Group, Inc.	$18,364	$41,345	$90,383

Basic income per share:
Weighted basic average shares outstanding	22,268	22,221	22,504
Net income per share attributable to Movado Group, Inc.	$0.82	$1.86	$4.02

Diluted income per share:
Weighted diluted average shares outstanding	22,603	22,641	22,955
Net income per share attributable to Movado Group, Inc.	$0.81	$1.83	$3.94

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023
		(As Restated)	(As Restated)
Net income	$19,209	$42,175	$92,878
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $15, ($4) and $4, respectively	46	(13)	10
Amortization of prior service cost, net of tax provision of $19, $16 and $14, respectively	49	60	56
Net actuarial (loss)/gain arising during the period, net of tax (benefit)/provision of ($29), ($15) and ($536), respectively	(85)	(56)	(1,981)
Foreign currency translation adjustments	(12,321)	10,835	(1,720)
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision/(benefit) of $1, $42 and $342, respectively	3	214	1,730
Amounts reclassified from accumulated other comprehensive (loss)/income, net of tax (benefit)/provision of ($9), $0 and ($414), respectively	(46)	—	(2,095)
Total other comprehensive (loss)/income, net of taxes	(12,354)	11,040	(4,000)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	845	830	2,495
Foreign currency translation adjustments	(150)	(178)	(115)
Total comprehensive income attributable to noncontrolling interests	695	652	2,380
Total comprehensive income attributable to Movado Group, Inc.	$6,160	$52,563	$86,498

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$19,209	$42,175	$92,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,312	9,644	10,809
Transactional (gains)/losses	(388)	722	(18)
Provision for inventories and accounts receivable	4,588	5,418	4,091
Deferred income taxes	827	319	(712)
Stock-based compensation	4,108	7,442	5,726
Other	413	1,020	453
Changes in assets and liabilities:
Trade receivables	(11,550)	(899)	4,244
Inventories	(11,725)	35,675	(31,821)
Other current assets	(4,589)	5,962	(6,427)
Accounts payable	1,842	1,541	(13,740)
Accrued liabilities	3,102	(6,011)	(1,127)
Accrued payroll and benefits	475	(9,922)	(7,705)
Income taxes receivable	9,532	(3,744)	6,850
Income taxes payable	(21,971)	(13,832)	(4,779)
Other non-current assets	(4,278)	1,877	(4,561)
Other non-current liabilities	(411)	(609)	180
Net cash (used in)/provided by operating activities	(1,504)	76,778	54,341
Cash flows from investing activities:
Capital expenditures	(7,966)	(8,223)	(7,085)
Long-term investments	(5,667)	(3,107)	(3,263)
Trademarks and other intangibles	(109)	(144)	(202)
Net cash used in investing activities	(13,742)	(11,474)	(10,550)
Cash flows from financing activities:
Dividends paid	(31,069)	(53,146)	(31,363)
Stock repurchases	(2,628)	(3,116)	(31,413)
Purchase of incremental ownership of joint venture	—	—	(1,886)
Distribution of noncontrolling interest earnings	(604)	(1,431)	(1,056)
Stock awards and options exercised and other changes	(1,101)	97	489
Debt issuance cost	—	—	(85)
Net cash used in financing activities	(35,402)	(57,596)	(65,314)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,952)	2,927	(4,014)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(53,600)	10,635	(25,537)
Cash, cash equivalents and restricted cash at beginning of year	262,814	252,179	277,716
Cash, cash equivalents and restricted cash at end of year	$209,214	$262,814	$252,179
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$208,501	$262,059	$251,584
Restricted cash included in other non-current assets	713	755	595
Cash, cash equivalents, and restricted cash	$209,214	$262,814	$252,179

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, January 31, 2022 (As Restated)	$—	28,633	$286	6,525	$65	$222,615	$412,190	$85,295	$(249,040)	$1,967	$473,378	$2,311
Net income attributable to Movado Group, Inc. (As Restated)							90,383			2,042	92,425	453
Dividends ($1.40 per share)							(31,363)				(31,363)
Distribution of noncontrolling interest earnings										(1,056)	(1,056)
Stock awards and options exercised		172	2			1,610			(1,123)		489
Stock repurchases									(31,413)		(31,413)
Supplemental executive retirement plan		2				123					123
Stock-based compensation expense						5,726					5,726
Net unrealized gain on investments, net of tax provision of $4								10			10
Net change in effective portion of hedging contracts, net of tax benefit of ($72)								(365)			(365)
Amortization of prior service cost, net of tax provision of $14								56			56
Net actuarial loss during period, net of tax benefit of ($536)								(1,981)			(1,981)
Joint venture incremental share purchase						708		70			778	(2,664)
Foreign currency translation adjustment (3)								(1,790)		(15)	(1,805)	(100)
Balance, January 31, 2023 (As Restated)	$—	28,807	$288	6,525	$65	$230,782	$471,210	$81,295	$(281,576)	$2,938	$505,002	$—
Net income attributable to Movado Group, Inc. (As Restated)							41,345			830	42,175
Dividends ($2.40 per share)							(53,146)				(53,146)
Distribution of noncontrolling interest earnings										(1,431)	(1,431)
Stock awards and options exercised		153	1			673			(578)		96
Stock repurchases									(3,116)		(3,116)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan		2				165					165
Stock-based compensation expense						7,442					7,442
Net unrealized loss on investments, net of tax benefit of ($4)								(13)			(13)
Net change in effective portion of hedging contracts, net of tax provision of $42								214			214
Amortization of prior service cost, net of tax provision of $16								60			60
Net actuarial loss during period, net of tax benefit of ($15)								(56)			(56)
Foreign currency translation adjustment (3)								10,835		(178)	10,657
Balance, January 31, 2024 (As restated)	$—	29,004	$290	6,483	$64	$239,062	$459,409	$92,335	$(285,270)	$2,159	$508,049	$—

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Net income attributable to Movado Group, Inc.							18,364			845	19,209
Dividends ($1.40 per share)							(31,069)				(31,069)
Distribution of noncontrolling interest earnings										(604)	(604)
Stock awards and options exercised		145	2			66			(1,169)		(1,101)
Stock repurchases									(2,628)		(2,628)
Conversion of Class A Common Stock to Common Stock		25		(25)							-
Supplemental executive retirement plan		4				119					119
Stock-based compensation expense						4,108					4,108
Net unrealized gain on investments, net of tax provision of $15								46			46
Net change in effective portion of hedging contracts, net of tax benefit of ($8)								(43)			(43)
Amortization of prior service cost, net of tax provision of $19								49			49
Net actuarial loss during period, net of tax benefit of ($29)								(85)			(85)
Foreign currency translation adjustment (3)								(12,321)		(150)	(12,471)
Balance, January 31, 2025	$—	29,178	$292	6,458	$64	$243,355	$446,704	$79,981	$(289,067)	$2,250	$483,579	$—

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

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands across most price categories of the watch industry. In fiscal 2025, the Company marketed the following distinct brands of watches: Movado, Concord, EBEL, Olivia Burton, MVMT, Coach, Tommy Hilfiger, Hugo Boss, Lacoste and Calvin Klein. The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

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

In addition to its sales to trade customers and independent distributors, the Company sells directly to consumers via its e-commerce platforms and also operates 52 retail outlet locations throughout the United States and four in Canada, through which it sells current and discontinued models and factory seconds of all of the Company’s watch brands.

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

Included in Trade receivables are amounts due from trade customers including department stores, jewelry store chains, independent jewelers, third-party e-commerce retailers and payment processors used by the Company's owned e-commerce websites. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of reserves for expected credit losses, returns and allowances of $26.1 million and $23.0 million at January 31, 2025 and 2024, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $4.2 million and $5.5 million at January 31, 2025 and 2024, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores and third-party e-commerce retailers. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company. As of January 31, 2025, except for those accounts provided for in the allowance for expected credit losses, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

No single customer accounted for more than 10% of net sales during any of the years in the three-year period ended January 31, 2025. No single customer accounted for more than 10% of the Company’s account receivable balance at January 31, 2025 or 2024.

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

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated at the time of acquisition based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. The Company determined that there was no impairment in fiscal 2025, fiscal 2024 or in fiscal 2023.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. No impairment charge was recorded in fiscal 2025, fiscal 2024 or in fiscal 2023.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. The Company has evaluated and will regularly evaluate the carrying value of its investments. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at January 31, 2025 and 2024.

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

The warranty liability, included in accrued liabilities in the Consolidated Balance Sheets, and activity for the fiscal years ended January 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Balance, beginning of year	$1,910	$1,882	$2,114
Provision charged to operations	1,440	1,864	1,794
Settlements made	(1,491)	(1,836)	(2,026)
Balance, end of year	$1,859	$1,910	$1,882

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, customer acquisition costs, production costs, costs of point of sale materials and displays and internal payroll related costs. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2025, 2024 and 2023 was $146.5 million, $129.1 million and $126.2 million, respectively.

Included in other non-current assets in the Consolidated Balance Sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials. Prepaid advertising accounted for $6.5 million and $4.2 million in other non-current assets at January 31, 2025 and 2024, respectively.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $1.6 million, $1.8 million and $1.7 million for fiscal years 2025, 2024 and 2023, respectively. The costs related to shipping and handling were $12.3 million, $12.0 million and $14.6 million for fiscal years 2025, 2024 and 2023, respectively. The amounts charged and incurred by the Company related to shipping and handling are included in net sales and cost of sales in the Consolidated Statements of Operations, respectively.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Fiscal Years Ended January 31,
	2025	2024	2023
Weighted average common shares outstanding:
Basic	22,268	22,221	22,504
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	335	420	451
Diluted	22,603	22,641	22,955

For the fiscal years ended January 31, 2025, 2024 and 2023, approximately 681,000, 682,000 and 296,000 respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

NOTE 1A – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In late January 2025, the Company became aware of allegations of misconduct within the Dubai branch (the “Dubai Branch”) of the Company’s Swiss subsidiary, MGI Luxury Group Sárl, related to sales to certain customers in the Middle East, India & Asia Pacific region (the “Affected Region”). Promptly thereafter, the Company retained outside counsel to conduct an investigation into these allegations. Based on that investigation, the Company has determined that the former managing director of the Dubai Branch, who oversaw the Affected Region, as well as certain employees under his direction, took actions that resulted in an overstatement of sales, premature recognition of sales, and underreporting of credit notes (e.g., sales discounts) owed to customers in the Affected Region. These actions included the use of a third-party warehouse unknown to the Company’s management to facilitate the premature recognition of sales, and the falsification of documents to circumvent internal controls. The conduct occurred over a period of approximately five years (beginning with the Company’s fiscal year ended January 31, 2021). The investigation has not identified any impact to reported sales to customers in other regions, nor has the investigation identified any knowledge of, or participation in, the misconduct by Company employees (whether members of management or otherwise) outside of the Affected Region. The Company has terminated the now former managing director of the Dubai Branch.

The Company has concluded that its historical consolidated financial statements for the fiscal years ended January 31, 2024 and 2023, and the interim periods within fiscal years 2025 and 2024 (the “Affected Periods”), require restatement to properly record the extent and timing of sales earned and credits issued during the relevant time period. Additionally, the restated interim periods of fiscal 2025 reflect a reduction in operating expenses as a result of the reversal of certain accruals due to the lower adjusted operating results. As a result, the Company is including restated Consolidated Financial Statements for the Affected Periods within the footnotes to these financial statements. The misstatements did not impact the Company’s cash flows or compliance with the debt covenants in the Company’s credit agreement.

The Company has restated herein its audited Consolidated Financial Statements at January 31, 2024 and for the years ended January 31, 2024 and January 31, 2023.

The Company has also restated impacted amounts within the accompanying footnotes to the Consolidated Financial Statements.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31, 2024
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$262,059	—	$262,059
Trade receivables, net	104,472	(18,428)	86,044
Inventories	148,031	5,859	153,890
Other current assets	17,962	—	17,962
Income taxes receivable	11,354	(15)	11,339
Total current assets	543,878	(12,584)	531,294
Property, plant and equipment, net	19,436	—	19,436
Operating lease right-of-use assets	82,661	—	82,661
Deferred and non-current income taxes	43,016	—	43,016
Other intangibles, net	7,493	—	7,493
Other non-current assets	72,598	—	72,598
Total assets	$769,082	$(12,584)	$756,498
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,775	—	$32,775
Accrued liabilities	38,695	—	38,695
Accrued payroll and benefits	7,591	—	7,591
Current operating lease liabilities	15,696	—	15,696
Income taxes payable	18,318	(1,676)	16,642
Total current liabilities	113,075	(1,676)	111,399
Deferred and non-current income taxes payable	8,234	—	8,234
Non-current operating lease liabilities	76,396	—	76,396
Other non-current liabilities	52,420	—	52,420
Total liabilities	250,125	(1,676)	248,449
Commitments and contingencies
Redeemable noncontrolling interest	—	—	—
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,004,001 and 28,806,511 shares issued and outstanding, respectively	290	—	290
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,483,116 and 6,524,805 shares issued and outstanding, respectively	64	—	64
Capital in excess of par value	239,062	—	239,062
Retained earnings	470,317	(10,908)	459,409
Accumulated other comprehensive income	92,335	—	92,335
Treasury Stock, 13,328,095 and 13,194,339, shares, respectively, at cost	(285,270)	—	(285,270)
Total Movado Group, Inc. shareholders' equity	516,798	(10,908)	505,890
Noncontrolling interest	2,159	—	2,159
Total equity	518,957	(10,908)	508,049
Total liabilities and equity	$769,082	$(12,584)	$756,498

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31, 2024			Fiscal Year Ended January 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net sales	$672,601	$(8,212)	$664,389	$751,898	$(7,689)	$744,209
Cost of sales	302,207	(1,977)	300,230	318,003	(2,922)	315,081
Gross profit	370,394	(6,235)	364,159	433,895	(4,767)	429,128
Selling, general and administrative	315,689	—	315,689	313,541	—	313,541
Operating income	54,705	(6,235)	48,470	120,354	(4,767)	115,587
Non-operating income/(expense):
Other income, net	5,994	—	5,994	2,069	—	2,069
Interest expense	(497)	—	(497)	(518)	—	(518)
Income/(loss) before income taxes	60,202	(6,235)	53,967	121,905	(4,767)	117,138
Provision/(benefit) for income taxes	12,661	(869)	11,792	24,882	(622)	24,260
Net income/(loss)	47,541	(5,366)	42,175	97,023	(4,145)	92,878
Less: Net income attributable to noncontrolling interest	830	—	830	2,495	—	2,495
Net income/(loss) attributable to Movado Group, Inc.	$46,711	$(5,366)	$41,345	$94,528	$(4,145)	$90,383

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,221	—	22,221	22,504	—	22,504
Net income/(loss) per share attributable to Movado Group, Inc.	$2.10	$(0.24)	$1.86	$4.20	$(0.18)	$4.02

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,641	—	22,641	22,955	—	22,955
Net income/(loss) per share attributable to Movado Group, Inc.	$2.06	$(0.23)	$1.83	$4.12	$(0.18)	$3.94

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31, 2024			Fiscal Year Ended January 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income/(loss)	$47,541	$(5,366)	$42,175	$97,023	$(4,145)	$92,878
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Non-cash corporate initiatives	—	—	—	—	—	—
Depreciation and amortization	9,644	—	9,644	10,809	—	10,809
Transactional losses/(gains)	722	—	722	(18)	—	(18)
Provision for inventories and accounts receivable	5,418	—	5,418	4,091	—	4,091
Deferred income taxes	319	—	319	(712)	—	(712)
Stock-based compensation	7,442	—	7,442	5,726	—	5,726
Other	1,020	—	1,020	453	—	453
Changes in assets and liabilities:
Trade receivables	(9,111)	8,212	(899)	(3,445)	7,689	4,244
Inventories	37,652	(1,977)	35,675	(28,899)	(2,922)	(31,821)
Other current assets	5,962	—	5,962	(6,427)	—	(6,427)
Accounts payable	1,541	—	1,541	(13,740)	—	(13,740)
Accrued liabilities	(6,011)	—	(6,011)	(1,127)	—	(1,127)
Accrued payroll and benefits	(9,922)	—	(9,922)	(7,705)	—	(7,705)
Income taxes receivable	(3,706)	(38)	(3,744)	6,797	53	6,850
Income taxes payable	(13,001)	(831)	(13,832)	(4,104)	(675)	(4,779)
Other non-current assets	1,877	—	1,877	(4,561)	—	(4,561)
Other non-current liabilities	(609)	—	(609)	180	—	180
Net cash provided by operating activities	76,778	—	76,778	54,341	—	54,341

The restatement had no impact on investing and financing activities or cash balances.

The following amounts (in thousands) were restated in the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 31, 2024 and 2023.

	For the Twelve Months Ended January 31, 2024			For the Twelve Months Ended January 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$47,541	$(5,366)	$42,175	$97,023	$(4,145)	$92,878
Total comprehensive income attributable to Movado Group, Inc.	$57,929	$(5,366)	$52,563	$90,643	$(4,145)	$86,498

The following amounts (in thousands) were restated in the Consolidated Statements of Changes in Equity for the fiscal years ended January 31, 2024 and 2023.

	For the Twelve Months Ended January 31, 2024			For the Twelve Months Ended January 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$476,752	$(5,542)	$471,210	$413,587	$(1,397)	$412,190
Net income/(loss) attributable to Movado Group, Inc.	46,711	(5,366)	41,345	94,528	(4,145)	90,383
Retained earnings ending balance	470,317	(10,908)	459,409	476,752	(5,542)	471,210
Total equity balance	$518,957	$(10,908)	$508,049	$510,544	$(5,542)	$505,002

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Improvements to Reportable Segment Disclosures" which requires expanded disclosures about an entity's reportable segments, including more enhanced information about a reportable segment's expenses, interim segment profit or loss, and how an entity's chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 effective for the fiscal year ended January 31, 2025, and on a retrospective basis for all periods presented.

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

In November 2024, the FASB issued ASU 2024-03 "Disaggregation of Income Statement Expenses" which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the timing and impact of adoption in its Consolidated Financial Statements and related disclosures.

NOTE 3 - COST SAVINGS INITIATIVE

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales.

During fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges which are included in Selling, general and administrative in the Consolidated Statements of operations for the year ended January 31, 2025. The amounts are included in the Watch and Accessory segment with $1.9 million in the United States locations and $2.7 million in the International locations.

Of the total amount recorded, $1.3 million was paid related to severance and employee-related charges during fiscal year 2025, and the remaining $2.8 million is included in Accrued payroll and benefits and $0.5 million is included in Accrued liabilities in the Consolidated Balance Sheet at January 31, 2025. The Company expects the remaining severance and employee-related expenses and the early lease termination expenses to be paid during fiscal year 2026.

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

NOTE 5 – INTANGIBLE ASSETS

As previously disclosed, the Company performs its annual impairment assessment of intangible assets at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.

The changes in the carrying amount of other intangible assets during the fiscal years ended January 31, 2025, 2024 and 2023 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	10	10
Balance at January 31, 2022	$9,100	$3,349	$1,058	$13,507
Additions	—	—	202	202
Amortization	(1,487)	(1,503)	(250)	(3,240)
Foreign exchange impact	(710)	(118)	1	(827)
Balance at January 31, 2023	6,903	1,728	1,011	9,642
Additions	—	—	144	144
Amortization	(1,504)	(729)	(248)	(2,481)
Foreign exchange impact	140	(4)	52	188
Balance at January 31, 2024	5,539	995	959	7,493
Additions	—	—	109	109
Amortization	(1,535)	(158)	(238)	(1,931)
Foreign exchange impact	(63)	(26)	(45)	(134)
Balance at January 31, 2025	$3,941	$811	$785	$5,537

(1)
Other includes fees paid related to trademarks.

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending January 31,	(in thousands)
2026	$1,872
2027	1,856
2028	1,116
2029	427
2030	84
Thereafter	182
Total estimated future amortization expense	$5,537

NOTE 6 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2025	2024
		(As Restated)
Finished goods	$129,204	$123,768
Component parts	23,905	26,386
Work-in-process	3,629	3,736
	$156,738	$153,890

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows (in thousands):

	As of January 31,
	2025	2024	Estimated Useful Lives
Land and buildings	$1,323	$1,399	40 years for buildings
Furniture and equipment	46,039	54,169	4 to 10 years
Computer software	34,972	33,576	5 to 10 years
Leasehold improvements	35,982	35,131	Lesser of lease term or useful life
Design fees and tooling costs	1,782	1,550	3 years
	120,098	125,825
Less: Accumulated depreciation and amortization	(100,178)	(106,389)
Property, plant and equipment, net	$19,920	$19,436

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2025, 2024 and 2023 was $7.2 million, $7.0 million and $7.4 million, respectively, which includes computer software amortization expense for fiscal 2025, 2024 and 2023 of $2.0 million, $2.0 million and $1.5 million, respectively.

NOTE 8 – DEBT AND LINES OF CREDIT

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

As of both January 31, 2025, and January 31, 2024, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2025, and January 31, 2024. At January 31, 2025, the letters of credit have expiration dates through June 2, 2025. As of both January 31, 2025, and January 31, 2024, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both fiscal 2025 and fiscal 2024, respectively.

Borrowings under the Credit Agreement bear interest at rates generally based on either the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York or a specified base rate, as selected periodically by the Company. The SOFR-based loans bear interest at SOFR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of both January 31, 2025, and 2024, the Company’s spreads were 1.00% over SOFR and 0% over the base rate.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of January 31, 2025, and 2024, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $7.5 million, respectively. As of January 31, 2025, and 2024, there were no borrowings against these lines. As of January 31, 2025, and 2024, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million and $1.4 million, respectively, in various foreign currencies, of which $0.7 million and $0.8 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitment fees, was $0.3 million during fiscal 2025, 2024 and 2023, and amortization of debt fees was $0.2 million during fiscal 2025, 2024 and 2023.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of January 31, 2025, the Company did not have any net forward contracts in its hedging portfolio that qualified as cash flow hedging instruments. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of January 31, 2025, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 28.0 million Swiss Francs equivalent, 32.5 million U.S. dollars equivalent, 25.3 million Euros equivalent and 1.5 million British Pounds equivalent with various expiry dates ranging through July 17, 2025. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of January 31, 2025 and 2024 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 31, 2025 Fair Value	January 31, 2024 Fair Value	Balance Sheet Location	January 31, 2025 Fair Value	January 31, 2024 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$26	Accrued Liabilities	$—	$11
Total Derivative Instruments		$—	$26		$—	$11

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 31, 2025 Fair Value	January 31, 2024 Fair Value	Balance Sheet Location	January 31, 2025 Fair Value	January 31, 2024 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$13	$528	Accrued Liabilities	$1,111	$—
Total Derivative Instruments		$13	$528		$1,111	$—

As of January 31, 2025 and 2024, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income/(loss) were $0 and $43,000, respectively. For the fiscal years ended January 31, 2025 and 2024, the Company reclassified $46,000 and an immaterial amount, respectively, from accumulated other comprehensive income to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded in fiscal year 2025.

See Note 10 - Fair Value Measurements for further information about how fair value of derivative assets and liabilities are determined.

NOTE 10 - FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 and 2024 (in thousands):

		Fair Value at January 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$306	$—	$—	$306
Short-term investment	Other current assets	143	—	—	143
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	53,442	—	—	53,442
Defined benefit plan assets (1)	Other non-current liabilities	—	—	34,313	34,313
Hedge derivatives	Other current assets	—	13	—	13
Total		$54,496	$13	$34,313	$88,822
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,442	$—	$—	$53,442
Hedge derivatives	Accrued liabilities	—	1,111	—	1,111
Total		$53,442	$1,111	$—	$54,553

		Fair Value at January 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$246	$—	$—	$246
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	510	—	—	510
SERP assets - employee	Other non-current assets	48,800	—	—	48,800
Defined benefit plan assets (1)	Other non-current liabilities	—	—	33,731	33,731
Hedge derivatives	Other current assets	—	554	—	554
Total		$49,711	$554	$33,731	$83,996
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$48,800	$—	$—	$48,800
Hedge derivatives	Accrued liabilities	—	11	—	$11
Total		$48,800	$11	$—	$48,811

(1)
See Note 18 for a discussion of the fair value of the assets held in the Company’s defined benefit plan in Switzerland.

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of one percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives consist of cash flow hedging instruments and forward contracts (see Note 9 for further discussion) and are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates.

The Company sponsors a defined pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities in the Consolidated Balance Sheets at January 31, 2025 and January 31, 2024, respectively.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time, the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2024, the Company invested approximately $8.4 million and during fiscal 2025 the Company invested an additional $5.7 million in venture capital funds (see Note 11 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). The Company has evaluated and will regularly evaluate the carrying value of its investments. One consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in the first quarter of fiscal 2024 in a transaction that yielded little return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in fiscal 2024 and is recorded in Other income, net in the Consolidated Statements of Operations. The carrying value of the remaining investments are recorded in Other non-current assets in the Consolidated Balance Sheets at January 31, 2025 and January 31, 2024.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements:

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors, and also includes service agreements. The Company sources, distributes, advertises and sells watches and jewelry pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2025, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements, which includes service agreements, was $289.4 million, payable in the next seven years.

Purchase Obligations:

The Company had outstanding purchase obligations of $86.6 million with suppliers at the end of fiscal 2025 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Tax:

The Company had previously recorded an obligation of $28.2 million due to the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, and imposed a one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. The obligation is payable in installments over eight years, with the first payment having been made in the second quarter of fiscal 2019. At January 31, 2025, the Company had an outstanding obligation of $7.1 million.

The Company believes that income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in the Consolidated Balance Sheet. Accordingly, the Company could record adjustments to the amounts for federal, state, and foreign liabilities in the future as the Company revises estimates or settles or otherwise resolves the underlying matters. In the ordinary course of business, the Company may take new positions that could increase or decrease unrecognized tax benefits in future periods. See Note 13 – Income Taxes for more information.

Investments:

From time to time, the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. Through fiscal 2024 the Company invested approximately $8.4 million and during fiscal 2025 the Company invested an additional $5.7 million and may be called upon to satisfy capital calls in respect of the remaining $7.5 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputed the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would imply $5.1 million in underpaid duties for all imports that entered the United States during the audit period which extended from August 1, 2011, through July 15, 2016, plus possible penalties and interest. Although the Company believes that U.S. Customs’ alternative duty methodology and estimate were not consistent with the Company’s facts and circumstances and consistently disputed U.S. Customs’ position, the Company previously established reserves for a portion of the alleged underpayment indicated in the audit report. Between February 2017 and January 2021, the Company made numerous submissions to U.S. Customs containing supplemental analyses and information in response to U.S. Customs’ information requests. On May 1, 2023, the statute of limitations lapsed with respect to all entries encompassed by the audit period. As a result, during the second quarter of fiscal 2024, the Company released the reserves that it had established in respect of those entries.

In addition to the above matters, as of January 31, 2025, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 12 – LEASES

The Company leases certain real estate properties, vehicles and equipment in various countries around the world. Leased properties are typically used for retail space, office, warehouse and distribution.

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component. When evaluating contracts to determine appropriate classification and recognition, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable. Lease assets also include any up front lease payments made and are reduced by lease incentives. The Company’s leases are classified as operating leases with remaining terms of 1 to 11 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and liability reflects the extended period of payments.

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

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Year Ended January 31, 2025	For the Year Ended January 31, 2024	For the Year Ended January 31, 2023
Operating lease expense	SG&A	$21,919	$20,404	$19,810
Short-term lease cost	SG&A	698	746	550
Variable lease cost	SG&A	9,319	10,536	10,653
Total operating lease expense		$31,936	$31,686	$31,013
Finance lease cost:
Amortization of right-of-use assets	SG&A	$-	$-	$46
Interest on lease liabilities	Interest expense	$-	$-	$-

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 31, 2025	January 31, 2024
Assets
Operating	Operating lease right-of-use assets	$86,009	$82,661

Liabilities
Current:
Operating	Current operating lease liabilities	$19,263	$15,696
Noncurrent:
Operating	Non-current operating lease liabilities	$75,508	$76,396

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company's leases:

Lease Term and Discount Rate	January 31, 2025	January 31, 2024	January 31, 2023
Weighted-average remaining lease term - in years
Operating leases	5.8	6.7	6.0
Finance leases	—	—	—
Weighted-average discount rate:
Operating leases	4.13%	3.86%	3.48%
Finance leases	N/A	N/A	N/A

Future minimum lease payments by year as of January 31, 2025 is as follows (in thousands):

Fiscal Year	Operating Leases
2026	$22,717
2027	22,862
2028	16,430
2029	12,357
2030	10,268
Thereafter	22,653
Total lease payments	$107,287
Less: Interest	(12,516)
Total lease obligations	$94,771

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31, 2025	Year Ended January 31, 2024	Year Ended January 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,679	$20,103	$19,485
Operating cash flows from finance leases	—	—	—
Financing cash flows from finance leases	—	—	49
Leased assets obtained in exchange for new operating lease liabilities	21,463	17,341	29,006

As of January 31, 2025, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 13 - INCOME TAXES

Income/(loss) before provision/(benefit) for income taxes for the fiscal year ended January 31, 2025, 2024 and 2023 on a legal entity basis consists of the following (in thousands):

	2025	2024	2023
		(As Restated)	(As Restated)
U.S. (loss)/ income before taxes	$(4,974)	$(3,126)	$25,214
Non-U.S. income before taxes	31,625	57,093	91,924
Income before income taxes	$26,651	$53,967	$117,138

Cash paid for income taxes during fiscal 2025, 2024 and 2023 was $28.4 million, $28.7 million and $29.0 million respectively.

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2025, 2024 and 2023 consists of the following components (in thousands):

	2025	2024	2023
		(As Restated)	(As Restated)
Current:
U.S. Federal	$997	$165	$5,492
U.S. State and Local	165	201	2,055
Non-U.S.	5,453	11,107	17,425
	6,615	11,473	24,972
Deferred:
U.S. Federal	285	(58)	203
U.S. State and Local	171	1,024	60
Non-U.S.	371	(647)	(975)
	827	319	(712)
Provision for income taxes	$7,442	$11,792	$24,260

Significant components of the Company’s deferred income tax assets and liabilities for the fiscal years ended January 31, 2025 and 2024 are as follows (in thousands):

	2025 Deferred Taxes		2024 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
			(As Restated)	(As Restated)
Net operating loss carryforwards	$5,351	$—	$5,761	$—
Inventory	1,280	—	1,899	—
Unprocessed returns	1,292	—	998	—
Receivables allowances	656	—	569	—
Deferred compensation	17,418	—	16,853	—
Depreciation/amortization	14,039	—	14,583	—
Other provisions/accruals	1,252	—	1,500	—
Deferred occupancy costs	19,968	17,678	21,092	18,879
Miscellaneous	1,204	—	1,506	—
	62,460	17,678	64,761	18,879
Valuation allowance	(3,679)	—	(3,298)	—
Total deferred tax assets and liabilities	$58,781	$17,678	$61,463	$18,879

As of January 31, 2025, the Company had U.S. state and foreign net operating loss carryforwards of $0.7 million and $4.6 million, respectively, with expiration dates ranging from 1-10 years and, with respect to some foreign jurisdictions, an indefinite carryforward period. Of the foreign net operating losses, $1.8 million is related to the United Kingdom, $1.6 million is related to China and the remaining is related to other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has foreign valuation allowances of $3.7 million, which are primarily related to net operating loss carryforwards.

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

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2025, 2024 and 2023 differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
		(As Restated)	(As Restated)
Provision for income taxes at the U.S. statutory rate	$5,591	$11,333	$24,599
Lower effective non-U.S. income tax rate	(1,755)	(1,984)	(2,455)
State and local taxes, net of federal benefit	265	974	1,743
Valuation allowance	955	277	(1,671)
Compensation and benefits	668	(48)	545
Cross-border tax effects	1,762	1,032	122
Other, net	(44)	208	1,377
Total provision for income taxes	$7,442	$11,792	$24,260

The effective tax rate for fiscal 2025 was 27.9% and differed from the U.S. statutory tax rate of 21.0% primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend and an increase in valuation allowances against certain foreign losses, partially offset by foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2024 was 21.8% and differed from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by cross-border tax effects and U.S. state and local taxes, net of the federal benefit.

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

The Organization for Economic Cooperation and Development (“OECD”) has issued Pillar Two model rules implementing a new global minimum tax of 15%, which was intended to be effective on January 1, 2024 While several countries have adopted and enacted changes to their legislation in response to Pillar Two, in January 2025, the President of the United States issued an executive order announcing the United States’ opposition to aspects of these rules. The Company's revenue currently does not meet the minimum requirements that were set by OECD inclusive framework and rules. Although the Company will continue to evaluate and monitor the enactments of Pillar Two, to the extent that Pillar Two becomes applicable, the Company does not expect a material impact on its Consolidated Financial Statements.

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2021, with few exceptions.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
		(As Restated)	(As Restated)
Beginning balance	$547	$569	$876
Tax positions taken in the current year	—	—	—
Tax positions taken in prior years	—	—	205
Lapse of statute of limitations	10	3	(168)
Settlements	(1)	(25)	(331)
Non-U.S. currency exchange fluctuations	(5)	—	(13)
Ending balance	$551	$547	$569

Included in the balances at January 31, 2025, January 31, 2024 and January 31, 2023 are $0.5 million for each period of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. As of January 31, 2025, January 31, 2024, and January 31, 2023, the Company had $0.3 million, $0.2 million and $0.2 million, respectively, of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. Interest (net of tax benefit) and penalties accrued in fiscal years 2025, 2024 and 2023 were immaterial. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months.

At January 31, 2025, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $234.2 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 14 – TREASURY STOCK

On November 23, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise.

During the fiscal year ended January 31, 2025, the Company repurchased a total of 120,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $2.6 million, or an average of $21.90 per share. There were no shares repurchased under the December 5, 2024 share repurchase program during the fiscal year ended January 31, 2025. During the fiscal year ended January 31, 2024, the Company repurchased a total of 111,722 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $3.1 million, or an average of $27.89 per share. During the fiscal year ended January 31, 2023, the

Company repurchased a total of 898,956 shares of its common stock under the March 25, 2021 share repurchase program and November 23, 2021 share repurchase program at a total cost of $31.4 million, or an average of $34.94 per share.

At January 31, 2025, the November 23, 2021 repurchase plan had expired and $50.0 million remains available for purchase under the Company's December 5, 2024 repurchase program.

There were 42,388, 22,034 and 28,405 shares of common stock repurchased during the fiscal years ended January 31, 2025, 2024 and 2023, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at January 31, 2025, 2024 and 2023, related to each component of accumulated other comprehensive income are as follows (in thousands):

	2025	2024	2023
Foreign currency translation adjustments	$81,519	$93,840	$83,005
Available-for-sale securities	215	169	182
Cash flow hedges	-	43	(171)
Unrecognized prior service cost related to defined benefit pension plan	(122)	(171)	(231)
Net actuarial loss related to defined benefit pension plan	(1,631)	(1,546)	(1,490)
Total accumulated other comprehensive income	$79,981	$92,335	$81,295

Amounts reclassified from accumulated other comprehensive income/(loss) to operating income in the Consolidated Statements of Operations during fiscal 2025, 2024 and 2023 were $46,000, an immaterial amount and $2.1 million, respectively.

NOTE 16 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

	Fiscal Year Ended January 31, 2025	Fiscal Year Ended January 31, 2024	Fiscal Year Ended January 31, 2023
		(As Restated)	(As Restated)
Customer Type
Wholesale	$491,870	$496,845	$562,865
Direct to consumer	158,153	164,201	177,713
After-sales service	3,355	3,343	3,631
Net Sales	$653,378	$664,389	$744,209

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note 19 Segment and Geographic Information).

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the fiscal years ended January 31, 2023. There were no stock options granted during the fiscal years ended January 31, 2025 and January 31, 2024.

Fiscal Year Ended January 31, 2023
Expected volatility	51.66%
Expected life in years	6.0
Risk-free interest rates	2.57%
Dividend rate	3.00%
Weighted average fair value per option at date of grant	$14.81

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2025, 2024 and 2023 was $0.9 million, $2.1 million and $2.3 million, respectively. As of January 31, 2025, there was $0.1 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted average period of 0.2 years. Total cash consideration received for stock option exercises during the fiscal years ended January 31, 2025, 2024 and 2023 was $0.1 million, $0.7 million and $1.6 million, respectively. The shortfall tax expense on these exercises for fiscal 2025 was approximately $0.3 million.

The following table summarizes the Company’s stock option plan as of January 31, 2025 and changes during each of the fiscal years in the three-year period ended January 31, 2025:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2022 (242,959 options exercisable)	982,834	$21.69
Granted	170,493	$38.04
Exercised	(59,858)	$26.94
Forfeited	(8,440)	$38.04
Options outstanding at January 31, 2023 (183,101 options exercisable)	1,085,029	$23.84
Granted	—	—
Exercised	(51,840)	$13.02
Forfeited	(19,000)	$34.13
Options outstanding at January 31, 2024 (662,375 options exercisable)	1,014,189	$24.20	$12.42-$42.12	6.2	$6,049
Granted	—	—	—
Exercised	(4,000)	$16.87	$16.87
Forfeited	(58,700)	$42.12	$42.12
Options outstanding at January 31, 2025	951,489	$23.13	$12.42-$38.04	5.5	$1,775
Exercisable at January 31, 2025	802,850	$20.37		5.1	$1,775
Expected to vest at January 31, 2025	148,567	$38.04		7.2	$-

The table below presents information related to stock option activity for the years ended January 31, 2025, 2024 and 2023:

	Fiscal Year Ended January 31,
	2025	2024	2023
	(in thousands)
Total fair value of stock options exercised	$22	$212	$680
Total fair value of stock options vested	$2,117	$2,756	$-

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2025 and changes during fiscal 2025 are presented below:

	Shares	Weight Average Grant Date Fair Value

Non-vested stock options:
Non-vested at January 31, 2024	351,814	$12.27
Granted	-	$-
Vested	(203,175)	$10.42
Forfeited	-	$-
Non-vested at January 31, 2025	148,639	$14.81

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For fiscal years 2025, 2024 and 2023, compensation expense for stock awards was $3.2 million, $5.3 million and $3.4 million, respectively. As of January 31, 2025, there was $3.8 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted average period of 1.8 years.

Transactions for stock awards under the Plan since fiscal 2022 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
Units outstanding at January 31, 2022	296,283	$26.39
Units granted	128,254	$37.89
Units vested	(112,584)	$31.88
Units forfeited	(17,805)	$34.12
Units outstanding at January 31, 2023	294,148	$28.84
Units granted	300,633	$28.60
Units vested	(104,379)	$22.04
Units forfeited	(4,446)	$28.78
Units outstanding at January 31, 2024	485,956	$30.15
Units granted	311,786	$27.78
Units vested	(138,274)	$28.19
Units forfeited	(2,106)	$30.70
Units outstanding at January 31, 2025	657,362	$29.43	1.4	$12,569

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. The total fair value of stock award units that vested during fiscal 2025, 2024 and 2023 was $3.9 million, $2.3 million and $3.6 million, respectively. There were 42,388, 22,034 and 28,405 shares of common stock of the Company tendered by the employee for the payment of the employee’s withholding tax obligation totaling $1.2 million, $0.6 million and $1.1 million during the fiscal years ended January 31, 2025, 2024 and 2023, respectively. Unvested stock award units had a total fair value of $19.3 million, $14.7 million and $8.5 million, for fiscal 2025, 2024 and 2023, respectively. The shortfall tax expense on the vested stock awards for fiscal 2025 was an immaterial amount. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 18 – PENSION AND RETIREMENT SAVINGS PLAN

Defined Contribution Plans

401(k) Savings Plan

All employees in the United States are eligible to participate in the Company’s Employee Savings and Investment Plan (“401(k) Plan”), a tax-qualified defined contribution retirement savings plan. Prior to fiscal year 2024, the Company matched 50% of each 1% contributed by the employee up to a maximum of 6% of pay (totaling a Company maximum match of 3%), subject to the contribution limits imposed by the Internal Revenue Code. Effective fiscal year 2024, the Company matches 50% of each 1% contributed by the employee up to a maximum of 8% of pay (totaling a Company maximum match of 4%). Employees vest in the Company match after three years of service. In fiscal 2025, 2024 and 2023, the Company contributed $1.5 million, $1.6 million and $1.2 million, respectively, in cash to the 401(k) Plan.

Other Defined Contribution Plans

The Company sponsors defined contribution benefit plans for certain of its employees located outside of the United States. Company contributions and expenses of administering the plans were $1.0 million, $1.2 million and $1.2 million in fiscal 2025, 2024 and 2023, respectively.

The Company maintains a defined contribution deferred compensation plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years. Twenty percent of the Company’s matching contribution is in the form of rights to the Company’s common stock. During fiscal 2025, 2024 and 2023, the Company recorded expenses related to the SERP of $0.6 million, $0.8 million and $0.6 million, respectively.

Defined Benefit Plan

The Company sponsors a defined benefit plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis.

The components of the net periodic pension costs for the fiscal years ended January 31, 2025, 2024 and 2023 are as follows:

(Amounts in thousands)	2025	2024	2023
Service cost	$1,146	$1,069	$1,138
Interest cost	505	593	57
Expected return on assets	(998)	(754)	(439)
Actuarial gain recognized due to partial settlement	(114)	-	(105)
Amortization of prior service costs	68	76	71
Net Periodic Pension Cost	$607	$984	$722

The other components of the net periodic pension costs, including interest cost, expected return on assets, actuarial gain recognized due to partial settlement and the amortization of the prior service costs, are all included in other income, net in fiscal 2025, fiscal 2024 and fiscal 2023 in the Consolidated Statement of Operations.

During fiscal 2024 there was a plan amendment resulting in a new conversion rate at normal retirement age for retirements in 2025 or later. This plan amendment resulted in a prior service credit of $0.1 million and will be amortized over 5.4 years.

During fiscal 2025 and 2023, the settlements, including lump sum payments, exceeded the sum of the current service cost and interest cost components. Because only a portion of the benefit obligation is settled, the Company recognized in fiscal 2025 and 2023 a pro rata portion of the unamortized net gain in the net periodic pension cost as a reduction of other components of the net periodic pension cost.

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in the fiscal year ended January 31, 2026 is $0.1 million.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets are shown below (based on a January 31 measurement date):

(Amounts in thousands)	2025	2024
Change in benefit obligation:
Pension benefit obligation at beginning of period	$34,424	$29,109
Service cost	1,146	1,069
Interest cost	505	593
Benefits (paid)/deposited	(1,798)	623
Prior service credit	-	(74)
Employee contributions	887	898
Actuarial losses	1,200	230
Foreign currency exchange rate impact	(1,936)	1,976
Pension benefit obligation at end of year	34,428	34,424
Change in plan assets:
Fair value of plan assets at beginning of period	$33,731	$27,965
Company contributions	1,333	1,350
Benefits (paid)/deposited	(1,798)	623
Actual return on plan assets	2,075	974
Employee contributions	887	898
Foreign currency exchange rate impact	(1,915)	1,921
Fair value of plan assets at end of year	34,313	33,731
Funded status - consolidated	$(115)	$(693)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current liabilities	(115)	(693)
Amounts recognized in accumulated other comprehensive income/(loss):
Prior service cost	83	151
Net actuarial loss	2,145	2,031
Tax effect	(475)	(465)
Net amount recognized, after tax	$1,753	$1,717
Accumulated benefit obligation	$34,142	$34,244

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

The weighted average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (January 31) were as follows:

	2025	2024	2023
Discount rate	1.00%	1.50%	1.90%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	3.20%	3.00%	2.50%

The discount rates used are based on high quality AAA- and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time.

The weighted average assumptions that were used to determine the Company’s net periodic pension cost were as follows:

	2025	2024	2023
Discount rate	1.50%	1.90%	0.20%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	3.00%	2.50%	1.50%

The overall expected long-term rate of return on plan assets is a weighted average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at January 31, 2025 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during the fiscal year ending January 31, 2026. Payments from the pension plan are made from the plan assets.

Fiscal Year ending January 31,	(in thousands)
2026	$410
2027	567
2028	466
2029	612
2030	1,189
2031-2035	4,156

During fiscal 2026, the Company expects to contribute $1.3 million to its Swiss defined benefit plan.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 “Improvements to Reportable Segment Disclosures” which requires expanded disclosures about an entity’s reportable segments, including more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how an entity’s chief operating decision maker (“CODM”) uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted this new guidance for the fiscal year ended January 31, 2025, and on a retrospective basis for all periods presented. This ASU does not change how an entity identifies its operating segments.

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches and, to a lesser extent, jewelry and other accessories, of owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet business. The Chief Executive Officer of the Company is the CODM and regularly reviews operating results for each of the two operating segments to assess performance and makes operating decisions about the allocation of the Company’s resources. The Company’s CODM evaluates operating results based on gross profit, defined as net sales less cost of sales, and operating income, defined as gross profit less selling, general and administrative expenses. The CODM uses gross profit and operating income in the budgeting and forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for gross profit and operating income for evaluating performance of the segments and making decisions about allocating capital and other resources to each segment.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 31.0%, 9.9%, 8.9% and 7.6%, respectively, of the Company’s total net sales for fiscal 2025. For fiscal 2024, the Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 30.9%, 9.4%, 8.1% and 7.9%, respectively, of the Company’s total net sales. For fiscal 2023, the Company’s International operations in Europe, the Americas

(excluding the United States), Asia and the Middle East accounted for 33.2%, 7.9%, 7.6% and 6.4%, respectively, of the Company’s total net sales. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales
	2025	2024	2023
		(As Restated)	(As Restated)
Watch and Accessory Brands:
Owned brands category	$183,622	$198,612	$230,277
Licensed brands category	365,216	354,099	391,867
After-sales service and all other	7,548	7,743	10,506
Total Watch and Accessory Brands	556,386	560,454	632,650
Company Stores	96,992	103,935	111,559
Consolidated total	$653,378	$664,389	$744,209

	Watch and Accessory Brands	Company Stores	Consolidated Total (1) (2)	Watch and Accessory Brands	Company Stores	Consolidated Total (2)	Watch and Accessory Brands	Company Stores	Consolidated Total (2)
	2025	2025	2025	2024	2024	2024	2023	2023	2023
				(As Restated)		(As Restated)	(As Restated)		(As Restated)
Net sales	$556,386	$96,992	$653,378	$560,454	$103,935	$664,389	$632,650	$111,559	$744,209
Cost of sales	261,774	38,464	300,238	259,269	40,961	300,230	274,011	41,070	315,081
Gross profit	294,612	58,528	353,140	301,185	62,974	364,159	358,639	70,489	429,128
Selling, general and administrative	286,874	46,251	333,125	269,882	45,807	315,689	268,369	45,172	313,541
Operating income	$7,738	$12,277	$20,015	$31,303	$17,167	$48,470	$90,270	$25,317	$115,587
Other income, net			7,125			5,994			2,069
Interest expense			(489)			(497)			(518)
Income before income taxes			$26,651			$53,967			$117,138

Depreciation and amortization	$7,096	$2,216	$9,312	$7,266	$2,378	$9,644	$8,233	$2,576	$10,809

	Total Assets		Capital Expenditure
	2025	2024	2025	2024	2023
		(As Restated)
Watch and Accessory Brands	$668,403	$697,483	$5,740	$7,784	$4,323
Company Stores	60,828	59,015	2,226	439	2,762
Consolidated total	$729,231	$756,498	$7,966	$8,223	$7,085

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (3)
	2025	2024	2023
		(As Restated)	(As Restated)
United States	$278,532	$290,256	$333,913
International	374,846	374,133	410,296
Consolidated total	$653,378	$664,389	$744,209

	Long-Lived Assets		Operating Lease Right-of-Use Assets		Property, Plant and Equipment, Net
	2025	2024	2025	2024	2025	2024
United States	$75,160	$77,156	$61,916	$65,206	$13,244	$11,950
International	30,769	24,941	24,093	17,455	6,676	7,486
Consolidated total	$105,929	$102,097	$86,009	$82,661	$19,920	$19,436

(1)
The operating income in the Watch and Accessory Brands segment included a pre-tax charge of $4.6 million related to the Company's cost-savings initiative for the fiscal year ended January 31, 2025 and a pre-tax charge of $2.5 million of professional fees related to the investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary.
(2)
The operating income in the Watch and Accessory Brands segment included $30.0 million, $30.8 million and $37.0 million of unallocated corporate expenses for the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and $67.0 million, $71.5 million and $81.0 million of certain intercompany profits related to the Company's supply chain operations for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
(3)
The United States and International net sales in the Watch and Accessory Brands segment are net of intercompany sales of $287.6 million, $260.1 million and $350.5 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company is presenting herein restated unaudited interim condensed consolidated financial information for each of the previously reported quarters during the fiscal years ended January 31, 2025 and 2024 and for the year-to-date periods then ended. See Note 1A - Restatement of Previously Issued Consolidated Financial Statements for additional information on the restatement. The Company will effectuate the restatement of the unaudited interim condensed consolidated financial information for the first three quarters of the fiscal year ended January 31, 2025 as part of filing interim Form 10-Qs for the fiscal year ended January 31, 2026.

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Three Months Ended April 30, 2024	For the Three Months Ended July 31, 2024	For the Three Months Ended October 31, 2024	For the Three Months Ended January 31, 2025
	(As Restated)	(As Restated)	(As Restated)
Net sales	$134,379	$157,000	$180,524	$181,475
Gross profit	$72,920	$85,252	$96,630	$98,338
Operating income	$2,118	$2,642	$6,033	$9,222
Net income	$2,139	$3,566	$5,046	$8,458
Net income attributable to Movado Group, Inc.	$2,015	$3,469	$4,827	$8,053

Basic income/(loss) per share:
Net income/(loss) per share attributable to Movado Group, Inc.	$0.09	$0.16	$0.22	$0.36

Diluted income/(loss) per share:
Net income/(loss) per share attributable to Movado Group, Inc.	$0.09	$0.15	$0.21	$0.36

	For the Three Months Ended April 30, 2023	For the Three Months Ended July 31, 2023	For the Three Months Ended October 31, 2023	For the Three Months Ended January 31, 2024
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$146,544	$158,020	$184,072	$175,753
Gross profit	$82,733	$87,530	$99,802	$94,094
Operating income	$11,629	$7,892	$18,166	$10,783
Net income	$9,903	$6,676	$15,497	$10,099
Net income attributable to Movado Group, Inc.	$9,754	$6,538	$15,216	$9,837

Basic income/(loss) per share:
Net income/(loss) per share attributable to Movado Group, Inc.	$0.44	$0.29	$0.69	$0.44

Diluted income/(loss) per share:
Net income/(loss) per share attributable to Movado Group, Inc.	$0.43	$0.29	$0.67	$0.43

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended April 30, 2024			For the Three Months Ended July 31, 2024			For the Three Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net sales	$136,669	$(2,290)	$134,379	$159,313	$(2,313)	$157,000	$182,727	$(2,203)	$180,524
Cost of sales	61,156	303	61,459	72,948	(1,200)	71,748	84,331	(437)	83,894
Gross profit	75,513	(2,593)	72,920	86,365	(1,113)	85,252	98,396	(1,766)	96,630
Selling, general and administrative	72,202	(1,400)	70,802	83,335	(725)	82,610	91,846	(1,249)	90,597
Operating income	3,311	(1,193)	2,118	3,030	(388)	2,642	6,550	(517)	6,033
Non-operating income/(expense):
Other income, net	2,172	—	2,172	1,877	—	1,877	1,522	—	1,522
Interest expense	(118)	—	(118)	(110)	—	(110)	(144)	—	(144)
Income/(loss) before income taxes	5,365	(1,193)	4,172	4,797	(388)	4,409	7,928	(517)	7,411
Provision/(benefit) for income taxes	2,302	(269)	2,033	936	(93)	843	2,495	(130)	2,365
Net income/(loss)	3,063	(924)	2,139	3,861	(295)	3,566	5,433	(387)	5,046
Less: Net income/(loss) attributable to noncontrolling interest	172	(48)	124	140	(43)	97	383	(164)	219
Net income/(loss) attributable to Movado Group, Inc.	$2,891	$(876)	$2,015	$3,721	$(252)	$3,469	$5,050	$(223)	$4,827

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,253	—	22,253	22,303	—	22,303	22,283	—	22,283
Net income/(loss) per share attributable to Movado Group, Inc.	$0.13	$(0.04)	$0.09	$0.17	$(0.01)	$0.16	$0.23	$(0.01)	$0.22

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,673	—	22,673	22,658	—	22,658	22,559	—	22,559
Net income/(loss) per share attributable to Movado Group, Inc.	$0.13	$(0.04)	$0.09	$0.16	$(0.01)	$0.15	$0.22	$(0.01)	$0.21

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Six Months Ended July 31, 2024			For the Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net sales	$295,982	$(4,603)	$291,379	$478,709	$(6,806)	$471,903
Cost of sales	134,104	(897)	133,207	218,435	(1,334)	217,101
Gross profit	161,878	(3,706)	158,172	260,274	(5,472)	254,802
Selling, general and administrative	155,537	(2,125)	153,412	247,383	(3,374)	244,009
Operating income	6,341	(1,581)	4,760	12,891	(2,098)	10,793
Non-operating income/(expense):
Other income, net	4,049	—	4,049	5,571	—	5,571
Interest expense	(228)	—	(228)	(372)	—	(372)
Income/(loss) before income taxes	10,162	(1,581)	8,581	18,090	(2,098)	15,992
Provision/(benefit) for income taxes	3,238	(362)	2,876	5,733	(492)	5,241
Net income/(loss)	6,924	(1,219)	5,705	12,357	(1,606)	10,751
Less: Net income/(loss) attributable to noncontrolling interest	312	(91)	221	695	(255)	440
Net income/(loss) attributable to Movado Group, Inc.	$6,612	$(1,128)	$5,484	$11,662	$(1,351)	$10,311

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,278	—	22,278	22,280	—	22,280
Net income/(loss) per share attributable to Movado Group, Inc.	$0.30	$(0.05)	$0.25	$0.52	$(0.06)	$0.46

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,665	—	22,665	22,627	—	22,627
Net income/(loss) per share attributable to Movado Group, Inc.	$0.29	$(0.05)	$0.24	$0.52	$(0.06)	$0.46

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended April 30, 2023			For the Three Months Ended July 31, 2023			For the Three Months Ended October 31, 2023			For the Three Months Ended January 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net sales	$144,905	$1,639	$146,544	$160,390	$(2,370)	$158,020	$187,686	$(3,614)	$184,072	$179,620	$(3,867)	$175,753
Cost of sales	62,902	909	63,811	71,104	(614)	70,490	85,358	(1,088)	84,270	82,843	(1,184)	81,659
Gross profit	82,003	730	82,733	89,286	(1,756)	87,530	102,328	(2,526)	99,802	96,777	(2,683)	94,094
Selling, general and administrative	71,104	—	71,104	79,638	—	79,638	81,636	—	81,636	83,311	—	83,311
Operating income	10,899	730	11,629	9,648	(1,756)	7,892	20,692	(2,526)	18,166	13,466	(2,683)	10,783
Non-operating income/(expense):
Other income, net	1,025	—	1,025	1,537	—	1,537	1,632	—	1,632	1,800	—	1,800
Interest expense	(113)	—	(113)	(113)	—	(113)	(135)	—	(135)	(136)	—	(136)
Income/(loss) before income taxes	11,811	730	12,541	11,072	(1,756)	9,316	22,189	(2,526)	19,663	15,130	(2,683)	12,447
Provision/(benefit) for income taxes	2,534	104	2,638	2,885	(245)	2,640	4,519	(353)	4,166	2,723	(375)	2,348
Net income/(loss)	9,277	626	9,903	8,187	(1,511)	6,676	17,670	(2,173)	15,497	12,407	(2,308)	10,099
Less: Net income/(loss) attributable to noncontrolling interest	149	—	149	138	—	138	281	—	281	262	—	262
Net income/(loss) attributable to Movado Group, Inc.	$9,128	$626	$9,754	$8,049	$(1,511)	$6,538	$17,389	$(2,173)	$15,216	$12,145	$(2,308)	$9,837

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,226	—	22,226	22,231	—	22,231	22,209	—	22,209	22,218	—	22,218
Net income/(loss) per share attributable to Movado Group, Inc.	$0.41	$0.03	$0.44	$0.36	$(0.07)	$0.29	$0.78	$(0.09)	$0.69	$0.55	$(0.11)	$0.44

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,672	—	22,672	22,616	—	22,616	22,677	—	22,677	22,708	—	22,708
Net income/(loss) per share attributable to Movado Group, Inc.	$0.40	$0.03	$0.43	$0.36	$(0.07)	$0.29	$0.77	$(0.10)	$0.67	$0.53	$(0.10)	$0.43

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Six Months Ended July 31, 2023			For the Nine Months Ended October 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net sales	$305,295	$(731)	$304,564	$492,981	$(4,345)	$488,636
Cost of sales	134,006	295	134,301	219,364	(793)	218,571
Gross profit	171,289	(1,026)	170,263	273,617	(3,552)	270,065
Selling, general and administrative	150,742	—	150,742	232,378	—	232,378
Operating income	20,547	(1,026)	19,521	41,239	(3,552)	37,687
Non-operating income/(expense):
Other income, net	2,562	—	2,562	4,194	—	4,194
Interest expense	(226)	—	(226)	(361)	—	(361)
Income/(loss) before income taxes	22,883	(1,026)	21,857	45,072	(3,552)	41,520
Provision/(benefit) for income taxes	5,419	(141)	5,278	9,938	(494)	9,444
Net income/(loss)	17,464	(885)	16,579	35,134	(3,058)	32,076
Less: Net income/(loss) attributable to noncontrolling interest	287	—	287	568	—	568
Net income/(loss) attributable to Movado Group, Inc.	$17,177	$(885)	$16,292	$34,566	$(3,058)	$31,508

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,229	—	22,229	22,222	—	22,222
Net income/(loss) per share attributable to Movado Group, Inc.	$0.77	$(0.04)	$0.73	$1.56	$(0.14)	$1.42

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,642	—	22,642	22,641	—	22,641
Net income/(loss) per share attributable to Movado Group, Inc.	$0.76	$(0.04)	$0.72	$1.53	$(0.14)	$1.39

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30, 2024			July 31, 2024			October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$225,372	—	$225,372	$198,251	—	$198,251	$181,548	—	$181,548
Trade receivables, net	101,722	(20,706)	81,016	109,784	(23,075)	86,709	139,163	(25,310)	113,853
Inventories	159,618	5,552	165,170	176,396	6,764	183,160	168,929	7,208	176,137
Other current assets	22,258	—	22,258	26,421	—	26,421	22,625	—	22,625
Income taxes receivable	8,336	(266)	8,070	13,088	(397)	12,691	7,922	(622)	7,300
Total current assets	517,306	(15,420)	501,886	523,940	(16,708)	507,232	520,187	(18,724)	501,463
Property, plant and equipment, net	19,037	—	19,037	20,315	—	20,315	20,480	—	20,480
Operating lease right-of-use assets	89,155	—	89,155	85,350	—	85,350	88,892	—	88,892
Deferred and non-current income taxes	43,280	—	43,280	42,685	—	42,685	43,767	—	43,767
Other intangibles, net	6,935	—	6,935	6,645	—	6,645	6,192	—	6,192
Other non-current assets	75,702	—	75,702	80,253	—	80,253	86,358	—	86,358
Total assets	$751,415	$(15,420)	$735,995	$759,188	$(16,708)	$742,480	$765,876	$(18,724)	$747,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,999	—	$32,999	$36,769	—	$36,769	$29,429	—	$29,429
Accrued liabilities	41,976	(250)	41,726	45,074	(500)	44,574	51,245	(750)	50,495
Accrued payroll and benefits	7,340	(1,150)	6,190	9,778	(1,625)	8,153	12,541	(2,625)	9,916
Current operating lease liabilities	18,192	—	18,192	18,352	—	18,352	18,851	—	18,851
Income taxes payable	6,459	(2,196)	4,263	8,962	(2,420)	6,542	9,760	(2,775)	6,985
Total current liabilities	106,966	(3,596)	103,370	118,935	(4,545)	114,390	121,826	(6,150)	115,676
Deferred and non-current income taxes payable	8,143	—	8,143	1,028	—	1,028	1,188	—	1,188
Non-current operating lease liabilities	79,749	—	79,749	76,314	—	76,314	79,410	—	79,410
Other non-current liabilities	52,877	—	52,877	56,336	—	56,336	57,028	—	57,028
Total liabilities	247,735	(3,596)	244,139	252,613	(4,545)	248,068	259,452	(6,150)	253,302
Commitments and contingencies
Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—	—	—	—	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,131,595, 29,169,952 and 29,174,709 shares issued and outstanding, respectively	291	—	291	292	—	292	292	—	292
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,483,116, 6,458,376 and 6,458,376 shares issued and outstanding, respectively	64	—	64	64	—	64	64	—	64
Capital in excess of par value	240,923	—	240,923	242,039	—	242,039	243,311	—	243,311
Retained earnings	465,435	(11,784)	453,651	461,382	(12,036)	449,346	458,660	(12,259)	446,401
Accumulated other comprehensive income	82,073	8	82,081	87,838	(36)	87,802	90,323	(61)	90,262
Treasury Stock, 13,404,954, 13,408,334 and 13,490,483 shares, respectively, at cost	(287,414)	—	(287,414)	(287,499)	—	(287,499)	(289,067)	—	(289,067)
Total Movado Group, Inc. shareholders' equity	501,372	(11,776)	489,596	504,116	(12,072)	492,044	503,583	(12,320)	491,263
Noncontrolling interest	2,308	(48)	2,260	2,459	(91)	2,368	2,841	(254)	2,587
Total equity	503,680	(11,824)	491,856	506,575	(12,163)	494,412	506,424	(12,574)	493,850
Total liabilities and equity	$751,415	$(15,420)	$735,995	$759,188	$(16,708)	$742,480	$765,876	$(18,724)	$747,152

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30, 2023			July 31, 2023			October 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$198,257	—	$198,257	$218,909	—	$218,909	$200,965	—	$200,965
Trade receivables, net	94,037	(8,577)	85,460	95,821	(10,947)	84,874	135,523	(14,561)	120,962
Inventories	195,235	2,973	198,208	181,448	3,587	185,035	171,966	4,675	176,641
Other current assets	25,804	—	25,804	25,206	—	25,206	18,856	—	18,856
Income taxes receivable	12,057	(59)	11,998	12,988	(48)	12,940	11,135	(32)	11,103
Total current assets	525,390	(5,663)	519,727	534,372	(7,408)	526,964	538,445	(9,918)	528,527
Property, plant and equipment, net	19,075	—	19,075	19,740	—	19,740	19,458	—	19,458
Operating lease right-of-use assets	76,194	—	76,194	71,358	—	71,358	84,212	—	84,212
Deferred and non-current income taxes	45,049	—	45,049	45,004	—	45,004	44,814	—	44,814
Other intangibles, net	8,996	—	8,996	8,432	—	8,432	7,688	—	7,688
Other non-current assets	66,792	—	66,792	70,791	—	70,791	68,780	—	68,780
Total assets	$741,496	$(5,663)	$735,833	$749,697	$(7,408)	$742,289	$763,397	$(9,918)	$753,479
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,443	—	$24,443	$28,435	—	$28,435	$22,998	—	$22,998
Accrued liabilities	48,858	—	48,858	47,135	—	47,135	57,165	—	57,165
Accrued payroll and benefits	7,597	—	7,597	10,976	—	10,976	10,317	—	10,317
Current operating lease liabilities	17,558	—	17,558	17,069	—	17,069	15,885	—	15,885
Income taxes payable	17,557	(747)	16,810	18,078	(981)	17,097	20,024	(1,318)	18,706
Total current liabilities	116,013	(747)	115,266	121,693	(981)	120,712	126,389	(1,318)	125,071
Deferred and non-current income taxes payable	14,540	—	14,540	8,321	—	8,321	7,966	—	7,966
Non-current operating lease liabilities	66,743	—	66,743	63,565	—	63,565	76,929	—	76,929
Other non-current liabilities	49,287	—	49,287	52,220	—	52,220	49,195	—	49,195
Total liabilities	246,583	(747)	245,836	245,799	(981)	244,818	260,479	(1,318)	259,161
Commitments and contingencies
Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—	—	—	—	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,824,156, 28,876,211 and 28,879,497 shares issued and outstanding, respectively	288	—	288	289	—	289	289	—	289
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,524,805, 6,483,116 and 6,483,116 shares issued and outstanding, respectively	65	—	65	64	—	64	64	—	64
Capital in excess of par value	232,419	—	232,419	234,443	—	234,443	236,438	—	236,438
Retained earnings	455,979	(4,916)	451,063	456,279	(6,427)	449,852	465,919	(8,600)	457,319
Accumulated other comprehensive income	85,177	—	85,177	91,810	—	91,810	81,727	—	81,727
Treasury Stock, 13,208,339, 13,213,877 and 13,282,860 shares, respectively, at cost	(281,957)	—	(281,957)	(282,101)	—	(282,101)	(283,998)	—	(283,998)
Total Movado Group, Inc. shareholders' equity	491,971	(4,916)	487,055	500,784	(6,427)	494,357	500,439	(8,600)	491,839
Noncontrolling interest	2,942	—	2,942	3,114	—	3,114	2,479	—	2,479
Total equity	494,913	(4,916)	489,997	503,898	(6,427)	497,471	502,918	(8,600)	494,318
Total liabilities and equity	$741,496	$(5,663)	$735,833	$749,697	$(7,408)	$742,289	$763,397	$(9,918)	$753,479

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Three Months Ended April 30, 2024			Six Months Ended July 31, 2024			Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income/(loss)	$3,063	$(924)	$2,139	$6,924	$(1,219)	$5,705	$12,357	$(1,606)	$10,751
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,288	—	2,288	4,582	—	4,582	6,960	—	6,960
Transactional losses (gains)/losses	(1,434)	—	(1,434)	(75)	—	(75)	594	—	594
Provision for inventories and accounts receivable	1,210	—	1,210	2,292	—	2,292	4,489	—	4,489
Deferred income taxes	(457)	—	(457)	(553)	—	(553)	(1,582)	—	(1,582)
Stock-based compensation	1,838	—	1,838	2,855	—	2,855	4,094	—	4,094
Other	82	—	82	171	—	171	265	—	265
Changes in assets and liabilities:
Trade receivables	1,094	2,290	3,384	(6,864)	4,603	(2,261)	(37,026)	6,806	(30,220)
Inventories	(15,990)	303	(15,687)	(31,401)	(897)	(32,298)	(24,697)	(1,334)	(26,031)
Other current assets	(5,090)	—	(5,090)	(8,375)	—	(8,375)	(4,675)	—	(4,675)
Accounts payable	1,082	—	1,082	3,493	—	3,493	(3,709)	—	(3,709)
Accrued liabilities	3,067	(250)	2,817	6,608	(500)	6,108	11,974	(750)	11,224
Accrued payroll and benefits	(107)	(1,150)	(1,257)	2,243	(1,625)	618	4,994	(2,625)	2,369
Income taxes receivable	4,462	252	4,714	4,126	382	4,508	8,374	608	8,982
Income taxes payable	(13,264)	(521)	(13,785)	(22,218)	(744)	(22,962)	(19,855)	(1,099)	(20,954)
Other non-current assets	95	—	95	276	—	276	(3,141)	—	(3,141)
Other non-current liabilities	(13)	—	(13)	6	—	6	(43)	—	(43)
Net cash used in operating activities	(18,074)	—	(18,074)	(35,910)	—	(35,910)	(40,627)	—	(40,627)

The restatement had no impact on investing and financing activities or cash balances.

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Three Months Ended April 30, 2023			Six Months Ended July 31, 2023			Nine Months Ended October 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income/(loss)	$9,277	$626	$9,903	$17,464	$(885)	$16,579	$35,134	$(3,058)	$32,076
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,557	—	2,557	5,039	—	5,039	7,278	—	7,278
Transactional losses (gains)/losses	(114)	—	(114)	849	—	849	204	—	204
Provision for inventories and accounts receivable	904	—	904	1,916	—	1,916	3,803	—	3,803
Deferred income taxes	(1,029)	—	(1,029)	(1,564)	—	(1,564)	(2,032)	—	(2,032)
Stock-based compensation	1,597	—	1,597	3,579	—	3,579	5,529	—	5,529
Other	559	—	559	647	—	647	754	—	754
Changes in assets and liabilities:
Trade receivables	415	(1,639)	(1,224)	(827)	731	(96)	(42,027)	4,345	(37,682)
Inventories	(8,149)	909	(7,240)	6,935	295	7,230	10,758	(793)	9,965
Other current assets	(1,985)	—	(1,985)	(700)	—	(700)	4,107	—	4,107
Accounts payable	(7,949)	—	(7,949)	(2,995)	—	(2,995)	(7,492)	—	(7,492)
Accrued liabilities	3,739	—	3,739	2,206	—	2,206	12,336	—	12,336
Accrued payroll and benefits	(9,844)	—	(9,844)	(6,529)	—	(6,529)	(7,039)	—	(7,039)
Income taxes receivable	(1,166)	7	(1,159)	(5,981)	(4)	(5,985)	(4,494)	(21)	(4,515)
Income taxes payable	(11,083)	97	(10,986)	(12,108)	(137)	(12,245)	(10,014)	(473)	(10,487)
Other non-current assets	635	—	635	1,003	—	1,003	1,293	—	1,293
Other non-current liabilities	139	—	139	292	—	292	(730)	—	(730)
Net cash (used in)/provided by operating activities	(21,497)	—	(21,497)	9,226	—	9,226	7,368	—	7,368

The restatement had no impact on investing and financing activities or cash balances.

The following amounts (in thousands) were restated in the Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended January 31, 2025.

	For the Three Months Ended April 30, 2024			For the Three Months Ended July 31, 2024			For the Three Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$3,063	$(924)	$2,139	$3,861	$(295)	$3,566	$5,433	$(387)	$5,046
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(10,339)	$8	$(10,331)	$5,826	$(44)	$5,782	$2,266	$(25)	$2,241
Total other comprehensive (loss)/income	$(10,262)	$8	$(10,254)	$5,765	$(44)	$5,721	$2,485	$(25)	$2,460
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	$172	$(48)	$124	$140	$(43)	$97	$383	$(164)	$219
Foreign currency translation adjustments	$(23)	$-	$(23)	$11	$-	$11	$(1)	$1	$-
Total comprehensive income/(loss) attributable to noncontrolling interests	$149	$(48)	$101	$151	$(43)	$108	$382	$(163)	$219
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$(7,348)	$(868)	$(8,216)	$9,475	$(296)	$9,179	$7,536	$(249)	$7,287

	For the Six Months Ended July 31, 2024			For the Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$6,924	$(1,219)	$5,705	$12,357	$(1,606)	$10,751
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(4,513)	$(36)	$(4,549)	$(2,247)	$(61)	$(2,308)
Total other comprehensive (loss)/income	$(4,497)	$(36)	$(4,533)	$(2,012)	$(61)	$(2,073)
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	$312	$(91)	$221	$695	$(255)	$440
Foreign currency translation adjustments	$(12)	$—	$(12)	$(13)	$1	$(12)
Total comprehensive income/(loss) attributable to noncontrolling interests	$300	$(91)	$209	$682	$(254)	$428
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$2,127	$(1,164)	$963	$9,663	$(1,413)	$8,250

The following amounts (in thousands) were restated in the Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended January 31, 2024.

	For the Three Months Ended April 30, 2023			For the Three Months Ended July 31, 2023			For the Three Months Ended October 31, 2023			For the Three Months Ended January 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$9,277	$626	$9,903	$8,187	$(1,511)	$6,676	$17,670	$(2,173)	$15,497	$12,407	$(2,308)	$10,099
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$13,155	$626	$13,781	$14,648	$(1,511)	$13,137	$7,442	$(2,173)	$5,269	$22,684	$(2,308)	$20,376

	For the Six Months Ended July 31, 2023			For the Nine Months Ended October 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$17,464	$(885)	$16,579	$35,134	$(3,058)	$32,076
Total comprehensive income/(loss) attributable to Movado Group, Inc	$27,803	$(885)	$26,918	$35,245	$(3,058)	$32,187

The following amounts (in thousands) were restated in the Consolidated Statements of Changes in Equity for the fiscal year ended January 31, 2025.

	For the Three Months Ended April 30, 2024			For the Three Months Ended July 31, 2024			For the Three Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$470,317	$(10,908)	$459,409	$465,435	$(11,784)	$453,651	$461,382	$(12,036)	$449,346
Net income/(loss) attributable to Movado Group, Inc.	$2,891	$(876)	$2,015	$3,721	$(252)	$3,469	$5,050	$(223)	$4,827
Retained earnings ending balance	$465,435	$(11,784)	$453,651	$461,382	$(12,036)	$449,346	$458,660	$(12,259)	$446,401

Accumulated other comprehensive income beginning balance	$92,335	$-	$92,335	$82,073	$8	$82,081	$87,838	$(36)	$87,802
Foreign currency translation adjustment	$(10,339)	$8	$(10,331)	$5,826	$(44)	$5,782	$2,266	$(25)	$2,241
Accumulated other comprehensive income ending balance	$82,073	$8	$82,081	$87,838	$(36)	$87,802	$90,323	$(61)	$90,262

Noncontrolling interest beginning balance	$2,159	$-	$2,159	$2,308	$(48)	$2,260	$2,459	$(91)	$2,368
Net income attributable to Movado Group, Inc.	$172	$(48)	$124	$140	$(43)	$97	$383	$(164)	$219
Foreign currency translation adjustment	$(23)	$-	$(23)	$11	$-	$11	$(1)	$1	$-
Noncontrolling interest ending balance	$2,308	$(48)	$2,260	$2,459	$(91)	$2,368	$2,841	$(254)	$2,587

Total equity ending balance	$503,680	$(11,824)	$491,856	$506,575	$(12,163)	$494,412	$506,424	$(12,574)	$493,850

	For the Six Months Ended July 31, 2024			For the Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$470,317	$(10,908)	$459,409	$470,317	$(10,908)	$459,409
Net income/(loss) attributable to Movado Group, Inc.	$6,612	$(1,128)	$5,484	$11,662	$(1,351)	$10,311
Retained earnings ending balance	$461,382	$(12,036)	$449,346	$458,660	$(12,259)	$446,401

Accumulated other comprehensive income beginning balance	$92,335	$-	$92,335	$92,335	$-	$92,335
Foreign currency translation adjustment	$(4,513)	$(36)	$(4,549)	$(2,247)	$(61)	$(2,308)
Accumulated other comprehensive income ending balance	$87,838	$(36)	$87,802	$90,323	$(61)	$90,262

Noncontrolling interest beginning balance	$2,159	$-	$2,159	$2,159	$-	$2,159
Net income attributable to Movado Group, Inc.	$312	$(91)	$221	$695	$(255)	$440
Foreign currency translation adjustment	$(12)	$-	$(12)	$(13)	$1	$(12)
Noncontrolling interest ending balance	$2,459	$(91)	$2,368	$2,841	$(254)	$2,587

Total equity ending balance	$506,575	$(12,163)	$494,412	$506,424	$(12,574)	$493,850

The following amounts (in thousands) were restated in the Consolidated Statements of Changes in Equity for the fiscal year ended January 31, 2024.

	For the Three Months Ended April 30, 2023			For the Three Months Ended July 31, 2023			For the Three Months Ended October 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$476,752	$(5,542)	$471,210	$455,979	$(4,916)	$451,063	$456,279	$(6,427)	$449,852
Net income/(loss) attributable to Movado Group, Inc.	$9,128	$626	$9,754	$8,049	$(1,511)	$6,538	$17,389	$(2,173)	$15,216
Retained earnings ending balance	$455,979	$(4,916)	$451,063	$456,279	$(6,427)	$449,852	$465,919	$(8,600)	$457,319
Total equity ending balance	$494,913	$(4,916)	$489,997	$503,898	$(6,427)	$497,471	$502,918	$(8,600)	$494,318

	For the Six Months Ended July 31, 2023			For the Nine Months Ended October 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$476,752	$(5,542)	$471,210	$476,752	$(5,542)	$471,210
Net income/(loss) attributable to Movado Group, Inc.	$17,177	$(885)	$16,292	$34,566	$(3,058)	$31,508
Retained earnings ending balance	$456,279	$(6,427)	$449,852	$465,919	$(8,600)	$457,319
Total equity ending balance	$503,898	$(6,427)	$497,471	$502,918	$(8,600)	$494,318

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net provision/(benefit) charged to operations	Currency revaluation	Net write-offs		Balance at end of year
Year ended January 31, 2025:
Allowance for expected credit losses	$3,266	$261	$(78)	$(358)		$3,091
Returns	12,773	33,457	(456)	(28,705)		17,069
Other sales allowances	6,875	25,150	(185)	(25,899)		5,941
Deferred tax asset valuation allowance	3,298	636	(91)	(164)		3,679
Total	$26,212	$59,504	$(810)	$(55,126)		$29,780
Year ended January 31, 2024:
Allowance for expected credit losses	$4,977	$1,375	$173	$(3,259)	(1)	$3,266
Returns	13,087	30,515	216	(31,045)		12,773
Other sales allowances (Restated) (2)	8,494	19,470	104	(21,193)		6,875
Deferred tax asset valuation allowance	4,041	372	(185)	(930)		3,298
Total	$30,599	$51,732	$308	$(56,427)		$26,212
Year ended January 31, 2023:
Allowance for expected credit losses	$5,831	$1,000	$(8)	$(1,846)		$4,977
Returns	13,715	30,418	(59)	(30,987)		13,087
Other sales allowances	9,105	15,258	(76)	(15,793)		8,494
Deferred tax asset valuation allowance	7,021	(2,193)	(328)	(459)		4,041
Total	$35,672	$44,483	$(471)	$(49,085)		$30,599

(1) Activity in fiscal year 2024 includes approximately $2.5 million of write-offs associated with a fully reserved non-current asset that occurred in fiscal year 2022.

(2) The provision charged to operations and the net write-offs related to other sales allowances for fiscal year 2024 have been restated to reflect the under reporting of credit notes of $3.0 million related to the restatement described in Note 1A-Restatement of Previously Issued Consolidated Financial Statements.

S-1