Form 10-Q
period 2025-04-30
MOVADO GROUP INC
filed 2025-05-29
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 23, 2025 were 15,778,552 and 6,458,376 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2025	2025	2024
			(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$203,086	$208,501	$225,372
Trade receivables, net	87,257	93,382	81,016
Inventories	189,298	156,738	165,170
Other current assets	23,971	21,786	22,258
Income taxes receivable	7,395	9,534	8,070
Total current assets	511,007	489,941	501,886
Property, plant and equipment, net	19,949	19,920	19,037
Operating lease right-of-use assets	82,018	86,009	89,155
Deferred and non-current income taxes	44,288	41,330	43,280
Other intangibles, net	5,408	5,537	6,935
Other non-current assets	84,508	86,494	75,702
Total assets	$747,178	$729,231	$735,995
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,091	$34,312	$32,999
Accrued liabilities	55,828	42,610	41,726
Accrued payroll and benefits	9,177	7,840	6,190
Current operating lease liabilities	19,323	19,263	18,192
Income taxes payable	8,136	8,935	4,263
Total current liabilities	125,555	112,960	103,370
Deferred and non-current income taxes payable	921	1,008	8,143
Non-current operating lease liabilities	72,956	75,508	79,749
Other non-current liabilities	52,346	56,176	52,877
Total liabilities	251,778	245,652	244,139
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,296,119, 29,178,287 and 29,131,595 shares issued and outstanding, respectively	293	292	291
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,458,376, 6,458,376 and 6,483,116 shares issued and outstanding, respectively	64	64	64
Capital in excess of par value	244,571	243,355	240,923
Retained earnings	440,341	446,704	453,651
Accumulated other comprehensive income	97,493	79,981	82,081
Treasury Stock, 13,517,567, 13,490,483 and 13,404,954 shares, respectively, at cost	(289,534)	(289,067)	(287,414)
Total Movado Group, Inc. shareholders' equity	493,228	481,329	489,596
Noncontrolling interest	2,172	2,250	2,260
Total equity	495,400	483,579	491,856
Total liabilities and equity	$747,178	$729,231	$735,995

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2025	2024
		(As Restated)
Net sales	$131,769	$134,379
Cost of sales	60,419	61,459
Gross profit	71,350	72,920
Selling, general and administrative	71,059	70,802
Operating income	291	2,118
Non-operating income/(expense):
Other income, net	1,760	2,172
Interest expense	(111)	(118)
Income before income taxes	1,940	4,172
Provision for income taxes (Note 10)	660	2,033
Net income	1,280	2,139
Less: Net (loss)/income attributable to noncontrolling interests	(140)	124
Net income attributable to Movado Group, Inc.	$1,420	$2,015

Basic income per share:
Weighted basic average shares outstanding	22,267	22,253
Net income per share attributable to Movado Group, Inc.	$0.06	$0.09

Diluted income per share:
Weighted diluted average shares outstanding	22,499	22,673
Net income per share attributable to Movado Group, Inc.	$0.06	$0.09

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2025	2024
		(As Restated)
Net income	$1,280	$2,139
Other comprehensive income/(loss):
Net unrealized (loss)/gain on investments, net of tax (benefit)/provision of ($10) and $1, respectively	(30)	4
Amortization of prior service cost, net of tax provision of $3 and $3, respectively	13	12
Foreign currency translation adjustments	18,596	(10,331)
Cash flow hedges:
Accumulated other comprehensive (loss)/income before reclassification, net of tax (benefit)/provision of ($224) and $22	(1,134)	111
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax provision/(benefit) of $13 and ($10)	67	(50)
Total other comprehensive income/(loss), net of taxes	17,512	(10,254)
Less:
Comprehensive (loss)/income attributable to noncontrolling interests:
Net (loss)/income	(140)	124
Foreign currency translation adjustments	62	(23)
Total comprehensive (loss)/income attributable to noncontrolling interests	$(78)	$101
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$18,870	$(8,216)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net income	$1,280	$2,139
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,280	2,288
Transactional losses/(gains)	893	(1,434)
Provision for inventories and accounts receivable	1,307	1,210
Deferred income taxes	(2,847)	(457)
Stock-based compensation	1,192	1,838
Other	25	82
Changes in assets and liabilities:
Trade receivables	9,555	3,384
Inventories	(26,662)	(15,687)
Other current assets	1,014	(5,090)
Accounts payable	(2,869)	1,082
Accrued liabilities	4,150	2,817
Accrued payroll and benefits	992	(1,257)
Income taxes receivable	2,720	4,714
Income taxes payable	(550)	(13,785)
Other non-current assets	290	95
Other non-current liabilities	16	(13)
Net cash used in operating activities	(7,214)	(18,074)
Cash flows from investing activities:
Capital expenditures	(1,533)	(1,624)
Long-term investments	(1,290)	(3,123)
Trademarks and other intangibles	(14)	(49)
Net cash used in investing activities	(2,837)	(4,796)
Cash flows from financing activities:
Dividends paid	—	(7,773)
Stock repurchases	—	(1,086)
Stock awards and options exercised and other changes	(467)	(1,058)
Net cash used in financing activities	(467)	(9,917)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,177	(3,948)
Net decrease in cash, cash equivalents and restricted cash	(5,341)	(36,735)
Cash, cash equivalents, and restricted cash at beginning of year	209,214	262,814
Cash, cash equivalents, and restricted cash at end of period	$203,873	$226,079
Non-cash financing activities:
Dividends declared but not paid	$7,783	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$203,086	$225,372
Restricted cash included in other non-current assets	787	707
Cash, cash equivalents, and restricted cash	$203,873	$226,079

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited Consolidated Financial Statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “2025 Annual Report on Form 10-K”). The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The Consolidated Balance Sheet data at January 31, 2025 is derived from the audited annual financial statements, which are included in the Company’s 2025 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company concluded that its historical consolidated financial statements for the fiscal years ended January 31, 2024 and 2023, and the interim periods within fiscal years 2025 and 2024, required restatement to properly record the extent and timing of sales earned and credits issued during the relevant time period. Additionally, the restated interim periods of fiscal 2025 reflected a reduction in operating expenses as a result of the reversal of certain accruals due to the lower adjusted operating results. The misstatements did not impact the Company’s cash flows or compliance with the debt covenants in the Company’s credit agreement. The restatement of the previously issued Consolidated Financial Statements for the years ended January 31, 2024 and January 31, 2023 and for the quarterly periods ended October 31, 2024, July 31, 2024, April 30, 2024, October 31, 2023, July 31, 2023 and April 30, 2023 was reflected in the Company's 2025 Annual Report on Form 10-K, which should be referred to in connection with these interim unaudited financial statements.

The Company has included herein its restated unaudited Consolidated Financial Statements at April 30, 2024 and for the quarterly period ended April 30, 2024.

The Company has also included restated impacted amounts within the accompanying footnotes to the Consolidated Financial Statements.

On April 28, 2025, the Company received a voluntary request for documents and information relating to that restatement from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”). The Company is cooperating with the SEC in responding to those requests.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30, 2024
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$225,372	—	$225,372
Trade receivables, net	101,722	(20,706)	81,016
Inventories	159,618	5,552	165,170
Other current assets	22,258	—	22,258
Income taxes receivable	8,336	(266)	8,070
Total current assets	517,306	(15,420)	501,886
Property, plant and equipment, net	19,037	—	19,037
Operating lease right-of-use assets	89,155	—	89,155
Deferred and non-current income taxes	43,280	—	43,280
Other intangibles, net	6,935	—	6,935
Other non-current assets	75,702	—	75,702
Total assets	$751,415	$(15,420)	$735,995
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,999	—	$32,999
Accrued liabilities	41,976	(250)	41,726
Accrued payroll and benefits	7,340	(1,150)	6,190
Current operating lease liabilities	18,192	—	18,192
Income taxes payable	6,459	(2,196)	4,263
Total current liabilities	106,966	(3,596)	103,370
Deferred and non-current income taxes payable	8,143	—	8,143
Non-current operating lease liabilities	79,749	—	79,749
Other non-current liabilities	52,877	—	52,877
Total liabilities	247,735	(3,596)	244,139
Commitments and contingencies
Redeemable noncontrolling interest	—	—	—
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,131,595 shares issued and outstanding	291	—	291
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,483,116 shares issued and outstanding	64	—	64
Capital in excess of par value	240,923	—	240,923
Retained earnings	465,435	(11,784)	453,651
Accumulated other comprehensive income	82,073	8	82,081
Treasury Stock, 13,404,954 shares, at cost	(287,414)	—	(287,414)
Total Movado Group, Inc. shareholders' equity	501,372	(11,776)	489,596
Noncontrolling interest	2,308	(48)	2,260
Total equity	503,680	(11,824)	491,856
Total liabilities and equity	$751,415	$(15,420)	$735,995

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30, 2024
	As Previously Reported	Adjustment	As Restated
Net sales	$136,669	$(2,290)	$134,379
Cost of sales	61,156	303	61,459
Gross profit	75,513	(2,593)	72,920
Selling, general and administrative	72,202	(1,400)	70,802
Operating income	3,311	(1,193)	2,118
Non-operating income/(expense):
Other income, net	2,172	—	2,172
Interest expense	(118)	—	(118)
Income/(loss) before income taxes	5,365	(1,193)	4,172
Provision/(benefit) for income taxes	2,302	(269)	2,033
Net income/(loss)	3,063	(924)	2,139
Less: Net income attributable to noncontrolling interest	172	(48)	124
Net income/(loss) attributable to Movado Group, Inc.	$2,891	$(876)	$2,015

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,253	—	22,253
Net income/(loss) per share attributable to Movado Group, Inc.	$0.13	$(0.04)	$0.09

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,673	—	22,673
Net income/(loss) per share attributable to Movado Group, Inc.	$0.13	$(0.04)	$0.09

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30, 2024
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income/(loss)	$3,063	$(924)	$2,139
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,288	—	2,288
Transactional gains	(1,434)	—	(1,434)
Provision for inventories and accounts receivable	1,210	—	1,210
Deferred income taxes	(457)	—	(457)
Stock-based compensation	1,838	—	1,838
Other	82	—	82
Changes in assets and liabilities:
Trade receivables	1,094	2,290	3,384
Inventories	(15,990)	303	(15,687)
Other current assets	(5,090)	—	(5,090)
Accounts payable	1,082	—	1,082
Accrued liabilities	3,067	(250)	2,817
Accrued payroll and benefits	(107)	(1,150)	(1,257)
Income taxes receivable	4,462	252	4,714
Income taxes payable	(13,264)	(521)	(13,785)
Other non-current assets	95	—	95
Other non-current liabilities	(13)	—	(13)
Net cash used in operating activities	(18,074)	—	(18,074)

The restatement had no impact on investing and financing activities or cash balances.

The following amounts (in thousands) were restated in the Consolidated Statement of Comprehensive Income (Loss) for the three months ended April 30, 2024.

	For the Three Months Ended April 30, 2024
	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$3,063	$(924)	$2,139
Other comprehensive income/(loss):
Foreign currency translation adjustments	(10,339)	8	(10,331)
Total other comprehensive (loss)/income	(10,262)	8	(10,254)
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	172	(48)	124
Foreign currency translation adjustments	(23)	-	(23)
Total comprehensive income/(loss) attributable to noncontrolling interests	149	(48)	101
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$(7,348)	$(868)	$(8,216)

The following amounts (in thousands) were restated in the Consolidated Statement of Changes in Equity for the three months ended April 30, 2024.

	For the Three Months Ended April 30, 2024
	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$470,317	$(10,908)	$459,409
Net income/(loss) attributable to Movado Group, Inc.	$2,891	$(876)	$2,015
Retained earnings ending balance	$465,435	$(11,784)	$453,651

Accumulated other comprehensive income beginning balance	$92,335	$-	$92,335
Foreign currency translation adjustment	$(10,339)	$8	$(10,331)
Accumulated other comprehensive income ending balance	$82,073	$8	$82,081

Noncontrolling interest beginning balance	$2,159	$-	$2,159
Net income attributable to Movado Group, Inc.	$172	$(48)	$124
Foreign currency translation adjustment	$(23)	$-	$(23)
Noncontrolling interest ending balance	$2,308	$(48)	$2,260

Total equity ending balance	$503,680	$(11,824)	$491,856

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and the amendments in this ASU may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its Consolidated Financial Statements and related disclosures.

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

During the first quarter of fiscal year 2026, the Company recorded $0.6 million in accruals for severance and employee-related charges which are included in Selling, general and administrative in the Consolidated Statements of Operations for the three months ended April 30, 2025. During the second half of fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges which were included in Selling, general and administrative in the Consolidated Statements of Operations for the year ended January 31, 2025. The amounts recorded in fiscal year 2026 are included in the Watch and Accessory segment in the International locations, and the amounts recorded in fiscal year 2025 were included in both the United States and International locations in the Watch and Accessory segment.

Of the total amount recorded, $1.3 million related to severance and employee-related charges was paid during fiscal year 2025, and $1.0 million related to severance and employee-related charges was paid during the first three months of fiscal year 2026. Of the remaining amount, $2.4 million is included in Accrued payroll and benefits and $0.5 million is included in Accrued liabilities in the Consolidated Balance Sheet at April 30, 2025. The Company expects the remaining severance and employee-related expenses and the early lease termination expenses to be paid during the remainder of fiscal year 2026.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Weighted average common shares outstanding:
Basic	22,267	22,253
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	232	420
Diluted	22,499	22,673

For the three months ended April 30, 2025 and 2024, approximately 781,000 and 590,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

During the three months ended April 30, 2025, the Company declared a cash dividend of $0.35 per share for $7.8 million, payable on May 6, 2025. During the three months ended April 30, 2024, the Company declared and paid a cash dividend of $0.35 per share for $7.8 million.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2025	January 31, 2025	April 30, 2024
			(As Restated)
Finished goods	$155,260	$129,204	$134,868
Component parts	29,030	23,905	26,697
Work-in-process	5,008	3,629	3,605
	$189,298	$156,738	$165,170

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

As of both April 30, 2025, and April 30, 2024, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2025 and April 30, 2024. At April 30, 2025, the letters of credit have expiration dates through June 2, 2025. As of both April 30, 2025, and April 30, 2024, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three months ended April 30, 2025 and 2024, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of April 30, 2025, and 2024, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.9 million and $7.1 million, respectively. As of April 30, 2025, and 2024, there were no borrowings against these lines. As of April 30, 2025 and 2024, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million and $1.3 million, respectively, in various foreign currencies, of which $0.8 million, for both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the three month periods ended April 30, 2025 and April 30, 2024.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of April 30, 2025, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 24.0 million Euros equivalent with various expiry dates ranging through October 23, 2025. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of April 30, 2025, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 24.0 million Swiss Francs equivalent, 30.5 million U.S. dollars equivalent, 10.6 million Euros equivalent and 1.3 million British Pounds equivalent with various expiry dates ranging through October 10, 2025. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Cost of sales, Selling, general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of April 30, 2025, January 31, 2025 and April 30, 2024 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2025 Fair Value	January 31, 2025 Fair Value	April 30, 2024 Fair Value	Balance Sheet Location	April 30, 2025 Fair Value	January 31, 2025 Fair Value	April 30, 2024 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	$112	Accrued Liabilities	$1,263	$—	$—
Total Derivative Instruments		$—	$—	$112		$1,263	$—	$—

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2025 Fair Value	January 31, 2025 Fair Value	April 30, 2024 Fair Value	Balance Sheet Location	April 30, 2025 Fair Value	January 31, 2025 Fair Value	April 30, 2024 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,255	$13	$—	Accrued Liabilities	$—	$1,111	$697
Total Derivative Instruments		$1,255	$13	$—		$—	$1,111	$697

As of April 30, 2025, January 31, 2025 and April 30, 2024, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive (loss)/income were ($1.1) million, $0 and $0.1 million, respectively. For the three months ended April 30, 2025, and April 30, 2024, the Company reclassified ($0.1) million and $0.1 million, respectively, from accumulated other comprehensive income/(loss) to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three months ended April 30, 2025.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2025 and 2024 and January 31, 2025 (in thousands):

		Fair Value at April 30, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$265	$—	$—	$265
Short-term investment	Other current assets	151	—	—	151
SERP assets - employer	Other non-current assets	618	—	—	618
SERP assets - employee	Other non-current assets	49,633	—	—	49,633
Defined benefit plan assets	Other non-current liabilities	—	—	36,423	36,423
Hedge derivatives	Other current assets	—	1,255	—	1,255
Total		$50,667	$1,255	$36,423	$88,345
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$49,633	$—	$—	$49,633
Hedge derivatives	Accrued liabilities	—	1,263	—	1,263
Total		$49,633	$1,263	$—	$50,896

		Fair Value at January 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$306	$—	$—	$306
Short-term investment	Other current assets	143	—	—	143
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	53,442	—	—	53,442
Defined benefit plan assets	Other non-current liabilities	—	—	34,313	34,313
Hedge derivatives	Other current assets	—	13	—	13
Total		$54,496	$13	$34,313	$88,822
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,442	$—	$—	$53,442
Hedge derivatives	Accrued liabilities	—	1,111	—	1,111
Total		$53,442	$1,111	$—	$54,553

		Fair Value at April 30, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$251	$—	$—	$251
Short-term investment	Other current assets	151	—	—	151
SERP assets - employer	Other non-current assets	559	—	—	559
SERP assets - employee	Other non-current assets	49,093	—	—	49,093
Defined benefit plan assets	Other non-current liabilities	—	—	32,996	32,996
Hedge derivatives	Other current assets	—	112	—	112
Total		$50,054	$112	$32,996	$83,162
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$49,093	$—	$—	$49,093
Hedge derivatives	Accrued liabilities	—	697	—	697
Total		$49,093	$697	$—	$49,790

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities in the Consolidated Balance Sheets at April 30, 2025, January 31, 2025, and April 30, 2024.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2025, the Company invested approximately $14.1 million and during the first quarter of fiscal 2026, the Company invested an additional $1.3 million in venture capital funds. The Company has evaluated and will regularly evaluate the carrying value of its investments. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at April 30, 2025, January 31, 2025 and April 30, 2024.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2025, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $0.7 million and $2.0 million for the three months ended April 30, 2025 and 2024, respectively.

The effective tax rate was 34.0% and 48.7% for the three months ended April 30, 2025 and 2024, respectively. The significant components of the effective tax rate changed primarily due to changes in valuation allowances against certain foreign losses and a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI"), partially offset by excess tax deficiencies related to stock-based compensation and changes in jurisdictional earnings.

At April 30, 2025, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $224.3 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 11 – EQUITY

The components of equity for the three months ended April 30, 2025 and 2024 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2025	$—	29,178	$292	6,458	$64	$243,355	$446,704	$79,981	$(289,067)	$2,250	$483,579
Net income attributable to Movado Group, Inc.							1,420			(140)	1,280
Dividends ($0.35 per share) (4)							(7,783)				(7,783)
Stock awards and options exercised		115	1			(1)			(467)		(467)
Stock repurchases											—
Supplemental executive retirement plan		3				25					25
Stock-based compensation expense						1,192					1,192
Net unrealized loss on investments, net of tax benefit of ($10)								(30)			(30)
Net change in effective portion of hedging contracts, net of tax benefit of ($211)								(1,067)			(1,067)
Amortization of prior service cost, net of tax provision of $3								13			13
Foreign currency translation adjustment (3)								18,596		62	18,658
Balance, April 30, 2025	$—	29,296	$293	6,458	$64	$244,571	$440,341	$97,493	$(289,534)	$2,172	$495,400

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2024 (As Restated)	$—	29,004	$290	6,483	$64	$239,062	$459,409	$92,335	$(285,270)	$2,159	$508,049
Net income attributable to Movado Group, Inc.							2,015			124	2,139
Dividends ($0.35 per share)							(7,773)				(7,773)
Stock awards and options exercised		127	1			(1)			(1,058)		(1,058)
Stock repurchases									(1,086)		(1,086)
Supplemental executive retirement plan		1				24					24
Stock-based compensation expense						1,838					1,838
Net unrealized gain on investments, net of tax provision of $1								4			4
Net change in effective portion of hedging contracts, net of tax provision of $12								61			61
Amortization of prior service cost, net of tax provision of $3								12			12
Foreign currency translation adjustment (3)								(10,331)		(23)	(10,354)
Balance, April 30, 2024 (As Restated)	$—	29,132	$291	6,483	$64	$240,923	$453,651	$82,081	$(287,414)	$2,260	$491,856

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
(4)
Dividends declared on April 16, 2025, payable on May 6, 2025.

NOTE 12 – TREASURY STOCK

On November 23, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These purchases may be made through open market purchases, repurchase plans, block trades or otherwise.

During the three months ended April 30, 2025, the Company did not repurchase any shares of its common stock under the December 5, 2024 share repurchase program. During the three months ended April 30, 2024, the Company repurchased a total of 39,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $1.1 million, or an average of $27.85 per share.

At April 30, 2025, $50.0 million remains available for purchase under the Company's December 5, 2024 repurchase program.

There were 27,084 and 37,859 shares of common stock repurchased during the three months ended April 30, 2025 and 2024, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at April 30, 2025 and 2024, and January 31, 2025, related to each component of accumulated other comprehensive income are as follows (in thousands):

	April 30, 2025	January 31, 2025	April 30, 2024
			(As Restated)
Foreign currency translation adjustments	$100,115	$81,519	$83,509
Available-for-sale securities	185	215	173
Cash flow hedges	(1,067)	—	104
Unrecognized prior service cost related to defined benefit pension plan	(109)	(122)	(159)
Net actuarial loss related to defined benefit pension plan	(1,631)	(1,631)	(1,546)
Total accumulated other comprehensive income	$97,493	$79,981	$82,081

Amounts reclassified from accumulated other comprehensive income/(loss) to operating income in the Consolidated Statements of Operations during the three months ended April 30, 2025 and April 30, 2024 were ($0.1) million and $0.1 million, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended April 30,
Customer Type	2025	2024
		(As Restated)
Wholesale	$104,147	$105,470
Direct to consumer	26,807	28,147
After-sales service	815	762
Net Sales	$131,769	$134,379

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the three months ended April 30, 2025 and April 30, 2024.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended April 30, 2025 and 2024 was $0.1 million and $0.3 million, respectively. As of April 30, 2025, there was no unrecognized compensation cost related to unvested stock options. There were no stock options exercised during each of the three months ended April 30, 2025 and 2024.

The following table summarizes the Company’s stock options activity during the first quarter of fiscal 2026:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2025 (802,850 options exercisable)	951,489	$23.13	$12.42-$38.04	5.5	$1,775
Granted	—	—	—
Exercised	—	—	—
Forfeited	(22,140)	$30.36	$30.36
Options outstanding at April 30, 2025	929,349	$22.96	$12.42-$38.04	5.3	$228
Exercisable at April 30, 2025	929,349	$22.96		5.3	$228
Expected to vest at April 30, 2025	—	—		—	$—

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended April 30, 2025 and 2024, compensation expense for stock awards was $1.1 million and $1.5 million, respectively. As of April 30, 2025, there was approximately $7.2 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the Company’s stock awards activity during the first quarter of fiscal 2026:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2025	657,362	$29.43
Units granted	381,174	$13.47
Units vested	(115,565)	$35.24
Units forfeited	(11,545)	$28.13
Units outstanding at April 30, 2025	911,426	$22.04	2.0	$12,664

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. There were 27,084 and 37,859 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $0.5 million and $1.1 million for the three months ended April 30, 2025 and 2024, respectively. The total fair value of stock award units that vested during the first three months of fiscal 2026 was $4.1 million.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 33.6%, 10.9%, 7.7% and 6.3%, respectively, of the Company’s total net sales for the three months ended April 30, 2025. For the three months ended April 30, 2024, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.7%, 10.2%, 8.2% and 7.6%, respectively, of the Company’s total net sales.

Operating Segment Data as of and for the Three Months Ended April 30, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
		(As Restated)
Watch and Accessory Brands:
Owned brands category	$33,132	$39,939
Licensed brands category	80,243	74,075
After-sales service and all other	1,427	3,098
Total Watch and Accessory Brands	114,802	117,112
Company Stores	16,967	17,267
Consolidated total	$131,769	$134,379

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2025	2025	2025	2024	2024	2024
				(As Restated)		(As Restated)

Net sales	$114,802	$16,967	$131,769	$117,112	$17,267	$134,379
Cost of sales	53,958	6,461	60,419	55,080	6,379	61,459
Gross profit	60,844	10,506	71,350	62,032	10,888	72,920
Selling, general and administrative	60,853	10,206	71,059	60,372	10,430	70,802
Operating (loss)/income (1) (2)	$(9)	$300	$291	$1,660	$458	$2,118
Other income, net			1,760			2,172
Interest expense			(111)			(118)
Income before income taxes			$1,940			$4,172

Depreciation and amortization	$1,735	$545	$2,280	$1,723	$565	$2,288

(1)
The operating income in the Watch and Accessory Brands Segment included $8.0 million and $9.5 million of unallocated corporate expenses for the three months ended April 30, 2025 and 2024, respectively, and $14.0 million and $14.2 million of certain intercompany profits related to the Company's supply chain operations for the three months ended April 30, 2025 and 2024, respectively.
(2)
The operating loss in the Watch and Accessory Brands segment included a pre-tax charge of $0.6 million related to the Company's cost-savings initiative for the three months ended April 30, 2025.

	Total Assets			Capital Expenditures
	April 30, 2025	January 31, 2025	April 30, 2024	April 30, 2025	April 30, 2024
			(As Restated)

Watch and Accessory Brands	$685,095	$668,403	$675,619	$1,103	$1,029
Company Stores	62,083	60,828	60,376	430	595
Consolidated total	$747,178	$729,231	$735,995	$1,533	$1,624

Geographic Location Data as of and for the Three Months Ended April 30, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
		(As Restated)
United States	$54,700	$55,564
International	77,069	78,815
Consolidated total	$131,769	$134,379

United States and International net sales are net of intercompany sales of $74.0 million and $70.5 million for the three months ended April 30, 2025 and 2024, respectively.

	Long-Lived Assets
	April 30, 2025	January 31, 2025	April 30, 2024
United States	$72,803	$75,160	$75,670
International	29,164	30,769	32,522
Consolidated total	$101,967	$105,929	$108,192

	Operating Right-of-Use Assets
	April 30, 2025	January 31, 2025	April 30, 2024
United States	$59,645	$61,916	$63,805
International	22,373	24,093	25,350
Consolidated total	$82,018	$86,009	$89,155

	Property, Plant and Equipment, Net
	April 30, 2025	January 31, 2025	April 30, 2024
United States	$13,158	$13,244	$11,865
International	6,791	6,676	7,172
Consolidated total	$19,949	$19,920	$19,037

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost-savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: the Company's ability to implement and maintain effective internal control over financial reporting in the future; plans to remediate the material weakness with respect to the Company's internal control over financial reporting and disclosure controls and procedures; general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation and elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to geopolitical concerns; the increase in tariffs and other trade barriers; the impact of international hostilities, including the Russian invasion of Ukraine and war in the Middle East, on global markets, economies and consumer spending, on energy and shipping costs, and on the Company's supply chain and suppliers; supply disruptions, delivery delays and increased shipping costs; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; evolving stakeholder expectations and emerging complex laws on environmental, social and governance matters; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business internationally including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and the success of hedging strategies related thereto.

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements and contained in the Company's 2025 Annual Report on Form 10-K and are incorporated by reference herein. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, useful lives of property, plant and equipment, impairments of long-lived assets, stock-based compensation and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2025 Annual Report on Form 10-K and are incorporated by reference herein. As of April 30, 2025, there have been no material changes to any of the Company's critical accounting policies.

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

Recent Developments and Initiatives

Tariffs

Most of the bands used in the production of the Company’s traditional watches, as well as most of the Company’s jewelry, are made in China and have been subject to a U.S. special 7.5% tariff since February 2020. In April 2025, the United States government imposed a baseline special tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including special incremental tariffs of 31% on Swiss goods and 24% on Japanese goods. Later in April, the United States government implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. The special 10% tariff applies to substantially all other products imported by the Company, including all Swiss watches as well as all watch heads (i.e., the entirety of a watch other than the watch band) produced in the Far East (which generally have Japanese movements and are therefore considered products of Japan for U.S. customs purposes). These actions are expected to increase the Company’s cost of sales. However, the Company is developing plans to lessen the impact of these tariffs, including select price increases at the wholesale and retail levels, as well as possible operational changes that could result in a change in the country of origin for certain of the Company’s products.

In May 2025, the United States government announced a 90-day pause on most recent tariffs on Chinese imports, reducing the combined tariff on such imports from 145% to 30% during this period. Together with the special tariffs applicable to Chinese products implemented in 2018, the special tariffs on Chinese products implemented in 2025 have increased the total U.S. special tariff on Chinese packaging materials to 55% and on Chinese watch bands and jewelry to 37.5%.

If the paused reciprocal tariffs on Chinese, Swiss, Japanese and other countries’ goods were to go into effect, the Company would incur substantial additional increases in its cost of sales, and sales volumes into the United States would likely decline.

Cost-Savings Initiative

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales. As a result of this initiative, during fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges and an additional $0.6 million was recorded in accruals for severance and employee-related charges during the first three months of fiscal year 2026. Of the total amount recorded, $1.3 million was paid related to severance and employee related charges during fiscal year 2025, and $1.0 million paid related to severance and employee-related charges during the first three months of fiscal year 2026, with the balance expected to be paid during the remainder of fiscal year 2026. The Company expects go-forward annual savings from the cost-savings initiatives of approximately $10.0 million.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, along with a discussion of the changes in financial condition during the first three months of fiscal 2026. The Company’s results of operations for the first three months of fiscal 2026 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2026. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the Securities and Exchange Commission on April 16, 2025.

Results of operations for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (As Restated)

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
		(As Restated)
Watch and Accessory Brands:
United States	$38,576	$39,114
International	76,226	77,998
Total Watch and Accessory Brands	114,802	117,112
Company Stores:
United States	16,124	16,450
International	843	817
Total Company Stores	16,967	17,267
Net Sales	$131,769	$134,379

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Watch and Accessory Brands:		(As Restated)
Owned brands category	$33,132	$39,939
Licensed brands category	80,243	74,075
After-sales service and all other	1,427	3,098
Total Watch and Accessory Brands	114,802	117,112
Company Stores	16,967	17,267
Net Sales	$131,769	$134,379

Net Sales

Net sales for the three months ended April 30, 2025 were $131.8 million, representing a $2.6 million or 1.9% decrease from the prior year period. For the three months ended April 30, 2025, fluctuations in foreign currency exchange rates negatively impacted net sales by $1.2 million when compared to the prior year period. Excluding this $1.2 million impact, net sales would have decreased by 1.0% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2025 in the Watch and Accessory Brands segment were $114.8 million, below the prior year period by $2.3 million, or 2.0%. The decrease in net sales was primarily due to unfavorable sales mix, with a decrease in net sales recorded in the owned brands category of $6.8 million, or 17.0%, partially offset by an increase in net sales recorded in the licensed brands category of $6.2 million, or 8.3%, and the negative impact of fluctuations in foreign exchange rates.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2025 in the United States locations of the Watch and Accessory Brands segment were $38.6 million, below the prior year period by $0.5 million, or 1.4%, resulting primarily from unfavorable sales mix. The net sales recorded in the owned brands category decreased $3.7 million, or 12.5%, partially offset by an increase in net sales recorded in the licensed brands category of $3.2 million, or 37.0%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2025 in the International locations of the Watch and Accessory Brands segment were $76.2 million, below the prior year by $1.8 million, or 2.3%, which included fluctuations in foreign currency exchange rates that negatively impacted net sales by $1.2 million when compared to the prior year period. The decrease in net sales was primarily due to unfavorable sales mix and the negative impact of fluctuations in foreign exchange rates. The net sales decrease recorded in the owned brands category was $3.1 million, or 29.5%, due to net sales decreases across all regions. The net sales increase recorded in the licensed brands category was $3.0 million, or 4.5%, primarily due to net sales increases in Europe, the Middle East and the Americas (excluding the United States), partially offset by a net sales decrease in Asia.

Company Stores Net Sales

Net sales for the three months ended April 30, 2025 in the Company Stores segment were $17.0 million, $0.3 million or 1.7% below the prior year period. The net sales decrease was primarily due to unfavorable sales mix in the Company stores, partially offset by a new store opening. The net sales related to the Company's online outlet store at www.movadocompanystore.com were relatively flat as compared to the prior year period. As of April 30, 2025 and 2024, the Company operated 56 and 55 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended April 30, 2025 was $71.4 million or 54.1% of net sales as compared to $72.9 million or 54.3% of net sales in the prior year period. The decrease in gross profit of $1.5 million was due to lower net sales combined with a lower gross margin percentage. The decrease in the gross margin percentage of approximately 20 basis points for the three months ended April 30, 2025 reflected a negative impact of fluctuations in foreign exchange rates of approximately 100 basis points, approximately 30 basis points due to increased shipping costs and the decreased leveraging of certain fixed costs as a result of lower sales of approximately 20 basis points, partially offset by the favorable impact of sales mix of approximately 130 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended April 30, 2025 were $71.1 million, representing an increase from the prior year period of $0.3 million, or 0.4%. The increase in SG&A expenses was primarily due to the following factors: a $2.7 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment and an increase in performance-based compensation of $1.0 million. These increases were partially offset by a decrease in payroll related expense of $2.4 million (which included severance costs of $0.6 million related to the cost-savings initiative discussed above under "Recent Developments and Initiatives") and lower marketing expense of $1.2 million. For the three months ended April 30, 2025, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $1.5 million when compared to the prior year period.

Watch and Accessory Brands Operating Loss/Income

For the three months ended April 30, 2025 the Company recorded operating loss of less than $0.1 million in the Watch and Accessory Brands segment which includes $8.0 million of unallocated corporate expenses as well as $14.0 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended April 30, 2024, the Company recorded operating income of $1.7 million in the Watch and Accessory Brands segment which included $9.5 million of unallocated corporate expenses as well as $14.2 million of certain intercompany profits related to the Company’s supply chain operations. The $1.7 million change in operating income/loss was the result of a decrease in gross profit of $1.2 million combined with higher SG&A expenses of $0.5 million when compared to the prior year period. The decrease in gross profit was the result of lower net sales while the gross margin percentage remained flat with a negative impact of fluctuations in foreign exchange rates, increased shipping costs and the decreased leveraging of certain fixed costs as a result of lower sales, offset by the favorable impact of sales mix. The increase in SG&A expenses was primarily due to the following factors: a $2.7 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment and an increase in performance-based compensation of $1.0 million. These increases were partially offset by a decrease in payroll related expense of $2.3 million (which included severance costs of $0.6 million related to the cost-savings initiative) and lower marketing expense of $1.0 million.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2025, the Company recorded operating loss of $7.0 million which includes unallocated corporate expenses of $8.0 million. For the three months ended April 30, 2024 the Company recorded an operating loss of $8.1 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $9.5 million. The decrease in operating loss was the result of a decrease in gross profit of $3.3 million offset by a decrease in SG&A expenses of $4.4 million when compared to the prior year period. The decrease in gross profit of $3.3 million was the result of lower net sales combined with a lower gross margin percentage primarily due to the negative impact of fluctuations in foreign exchange rates. The decrease in SG&A expenses was primarily due to the following factors: a decrease in payroll related expenses of $1.7 million, a decrease in information technology related charges of $1.0 million and lower marketing expenses of $0.8 million. These increases were partially offset by an increase in performance-based compensation of $0.8 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2025, the Company recorded operating income of $7.0 million which includes $14.0 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended April 30, 2024 the Company recorded operating income of $9.8 million in the International locations of the Watch and Accessory Brands segment which included $14.2 million of certain intercompany profits related to the Company’s supply chain operations. The decrease in operating income was the result of higher gross profit of $2.1 million offset by higher SG&A expenses of $4.9 million. The increase in gross profit of $2.1 million was primarily the result of a higher gross margin percentage primarily due to a favorable impact of sales mix and the positive impact of fluctuations in foreign exchange rates, partially offset by increased shipping costs and the decreased leveraging of certain fixed costs as a result of lower sales. The increase in SG&A expenses was primarily due to the following factors: a $2.7 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment, an increase in information technology related charges of $0.9 million and an increase in performance-based compensation of $0.2 million. These increases were partially offset by a decrease in payroll related expense (which included severance costs of $0.6 million related to the cost-savings initiative) of $0.6 million and lower marketing expense of $0.2 million.

Company Stores Operating Income

The Company recorded operating income of $0.3 million and $0.5 million in the Company Stores segment for the three months ended April 30, 2025 and 2024, respectively. The decrease in operating income of $0.2 million was primarily related to a decrease in gross profit of $0.4 million, mainly due to lower sales combined with a lower gross margin percentage, partially offset by lower SG&A expenses of $0.2 million primarily due to lower marketing expenses. As of April 30, 2025, and 2024, the Company Stores segment operated 56 and 55 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $1.8 million and $2.2 million for the three months ended April 30, 2025 and April 30, 2024, respectively, primarily due to interest income.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended April 30, 2025 and 2024. There were no borrowings under the Company's revolving credit facility during the three months ended April 30, 2025 and 2024.

Income Taxes

The Company recorded an income tax provision of $0.7 million and $2.0 million for the three months ended April 30, 2025 and 2024, respectively.

The effective tax rate was 34.0% and 48.7% for the three months ended April 30, 2025 and 2024, respectively. The significant components of the effective tax rate changed primarily due to changes in valuation allowances against certain foreign losses and a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI"), partially offset by excess tax deficiencies related to stock-based compensation and changes in jurisdictional earnings.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $1.4 million and $2.0 million for the three months ended April 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2025 and April 30, 2024, the Company had $203.1 million and $225.4 million, respectively, of cash and cash equivalents. Of this total, $86.4 million and $155.5 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At April 30, 2025 the Company had working capital of $385.5 million as compared to $398.5 million at April 30, 2024. The decrease in working capital was primarily the result of a decrease in cash and an increase in accrued liabilities, partially offset by an increase in inventories. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $7.2 million of cash used in operating activities for the three months ended April 30, 2025 as compared to $18.1 million of cash used in operating activities for the three months ended April 30, 2024. Cash used in operating activities for the three months ended April 30, 2025 included net income of $1.3 million, positively adjusted by $2.9 million related to non-cash items. Cash used in operating activities for the three months ended April 30, 2025 included a $26.7 million increase in investment in inventories primarily due to timing of receipts. Cash provided by operating activities for the three months ended April 30 2025 included a $9.6 million decrease in trade receivables due to timing of receipts and change in sales mix during the quarter and decreases in net payments related to taxes, other current assets, accrued liabilities, accrued payroll and benefits and accounts payable totaling $5.5 million primarily due to timing. Cash used in operating activities for the three months ended April 30, 2024 included net income of $2.1 million, positively adjusted by $3.5 million related to non-cash items. Cash used in operating activities for the three months ended April 30, 2024 included a $15.7 million increase in investment in inventories primarily due to timing of receipts to align with sales levels and net tax related payments of $9.1 million primarily due to timing.

Cash used in investing activities was $2.8 million for the three months ended April 30, 2025 as compared to cash used in investing activities of $4.8 million for the three months ended April 30, 2024. The cash used in the three months ended April 30, 2025 was primarily related to capital expenditures of $1.5 million mainly due to expenditures related to Company stores and shop-in-shops and $1.3 million of long-term investments. Cash used in investing activities for the three months ended April 30, 2024 included $3.1 million of long-term investments and $1.6 million of capital expenditures.

Cash used in financing activities was $0.5 million for the three months ended April 30, 2025 as compared to cash used in financing activities of $9.9 million for the three months ended April 30, 2024. The cash used in the three months ended April 30, 2025 was due to $0.5 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards. In addition, during the three months ended April 30, 2025, the Company declared a cash dividend of $0.35 per share for $7.8 million, payable on May 6, 2025. Cash used in financing activities for the three months ended April 30, 2024 included $7.8 million in dividends paid, $1.1 million in stock repurchased in the open market and $1.0 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards.

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

As of both April 30, 2025, and April 30, 2024, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2025 and April 30, 2024. At April 30, 2025, the letters of credit have expiration dates through June 2, 2025. As of both April 30, 2025, and April 30, 2024, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 6 - Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three months ended April 30, 2025 and 2024, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of April 30, 2025, and 2024, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.9 million and $7.1 million, respectively. As of April 30, 2025, and 2024, there were no borrowings against these lines. As of April 30, 2025 and 2024, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million and $1.3 million, respectively, in various foreign currencies, of which $0.8 million for both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the three month periods ended April 30, 2025 and April 30, 2024, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $14.1 million of these commitments through fiscal 2025 and an additional $1.3 million during the first three months of fiscal 2026 and may be called upon to satisfy capital calls in respect of the remaining $6.2 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

During the three months ended April 30, 2025, the Company has declared a cash dividend of $0.35 per share for $7.8 million, payable on May 6, 2025. During the three months ended April 30, 2024, the Company declared and paid a cash dividend of $0.35 per share for $7.8 million. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2025, the Company did not repurchase any shares of its common stock. During the three months ended April 30, 2024, the Company repurchased a total of 39,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $1.1 million, or an average of $27.85 per share. At April 30, 2025, $50.0 million remains available for purchase under the Company's December 5, 2024 repurchase program.

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

As of April 30, 2025, the Company’s entire net forward contracts hedging portfolio consisted of 24.0 million Swiss Francs equivalent, 30.5 million U.S. dollars equivalent, 34.6 million Euros equivalent (including 24.0 million Euros designated as cash flow hedges) and 1.3 million British Pounds equivalent with various expiry dates ranging through October 10, 2025, compared to a portfolio of 2.8 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 22.2 million U.S. dollars equivalent, 18.2 million Euros equivalent (including 6.0 million Euros designated as cash flow hedges) and 1.2 million British Pounds equivalent with various expiry dates ranging through October 3, 2024, as of April 30, 2024. If the Company were to settle its Swiss Franc forward contracts at April 30, 2025, the result would be a $1.3 million gain. If the Company were to settle its Euro forward contracts at April 30, 2025, the result would be a $1.3 million loss. As of April 30, 2025, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2025 and 2024; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at April 30, 2025 and 2024 was zero for both periods. During the three months ended April 30, 2025, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective at a reasonable assurance level as of the end of the period covered by this report due to a material weakness in the Company’s internal control over financial reporting, wherein the Company’s risk assessment process did not properly assess the risks associated with the lack of functional segregation of duties in the Dubai branch of the Company’s Swiss subsidiary. This material weakness is more fully described in Management’s Annual Report on Internal Control Over Financial Reporting, in Part II, Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Remediation Plan

Management is in the process of implementing a remediation plan to address the material weakness, which includes enhancing the Company’s risk assessment and oversight processes; making changes in personnel and reporting lines; and increasing policy awareness and compliance training. During the quarter ended April 30, 2025, management made significant personnel changes in the Dubai branch, including terminating the now former managing director of the branch; switching from regional to functional lines of reporting for certain sales and customer operations positions; and executing awareness campaigns to reinforce the importance of ethical conduct and the reporting of violations. Additional time is required to test the operating effectiveness of these controls and to complete the design, implementation, and testing of other controls needed to remediate the material weakness. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than as set forth above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of April 30, 2025, there have been no material changes to any of the risk factors previously reported in the Company’s 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2024, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2025, the Company did not repurchase any shares of its common stock.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 27,084 shares were repurchased during the three months ended April 30, 2025 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2025 – February 28, 2025	—	$—	—	$50,000,000
March 1, 2025 – March 31, 2025	27,084	17.25	—	50,000,000
April 1, 2025 – April 30, 2025	—	—	—	50,000,000
Total	27,084	$17.25	—	$50,000,000

Item 5. Other Information

During the quarterly period ended April 30, 2025, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

*** Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: May 29, 2025	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)