Form 10-Q
period 2025-07-31
MOVADO GROUP INC
filed 2025-08-28
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2025

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 22, 2025 were 15,682,096 and 6,455,602 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2025	2025	2024
			(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$180,493	$208,501	$198,251
Trade receivables, net	94,397	93,382	86,709
Inventories	211,504	156,738	183,160
Other current assets	22,949	21,786	26,421
Income taxes receivable	6,848	9,534	12,691
Total current assets	516,191	489,941	507,232
Property, plant and equipment, net	19,196	19,920	20,315
Operating lease right-of-use assets	77,130	86,009	85,350
Deferred and non-current income taxes	43,129	41,330	42,685
Other intangibles, net	4,930	5,537	6,645
Other non-current assets	88,143	86,494	80,253
Total assets	$748,719	$729,231	$742,480
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,347	$34,312	$36,769
Accrued liabilities	63,766	42,610	44,574
Accrued payroll and benefits	11,426	7,840	8,153
Current operating lease liabilities	19,871	19,263	18,352
Income taxes payable	1,014	8,935	6,542
Total current liabilities	131,424	112,960	114,390
Deferred and non-current income taxes payable	933	1,008	1,028
Non-current operating lease liabilities	67,908	75,508	76,314
Other non-current liabilities	56,219	56,176	56,336
Total liabilities	256,484	245,652	248,068
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,299,027, 29,178,287 and 29,169,952 shares issued, respectively	293	292	292
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,455,602, 6,458,376 and 6,458,376 shares issued, respectively	64	64	64
Capital in excess of par value	245,632	243,355	242,039
Retained earnings	435,553	446,704	449,346
Accumulated other comprehensive income	99,499	79,981	87,802
Treasury Stock, 13,617,567, 13,490,483 and 13,408,334 shares, respectively, at cost	(291,128)	(289,067)	(287,499)
Total Movado Group, Inc. shareholders' equity	489,913	481,329	492,044
Noncontrolling interest	2,322	2,250	2,368
Total equity	492,235	483,579	494,412
Total liabilities and equity	$748,719	$729,231	$742,480

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net sales	$161,829	$157,000	$293,598	$291,379
Cost of sales	74,264	71,748	134,683	133,207
Gross profit	87,565	85,252	158,915	158,172
Selling, general and administrative	83,558	82,610	154,617	153,412
Operating income	4,007	2,642	4,298	4,760
Non-operating income/(expense):
Other income, net	1,202	1,877	2,962	4,049
Interest expense	(110)	(110)	(221)	(228)
Income before income taxes	5,099	4,409	7,039	8,581
Provision for income taxes (Note 10)	1,961	843	2,621	2,876
Net income	3,138	3,566	4,418	5,705
Less: Net income attributable to noncontrolling interests	152	97	12	221
Net income attributable to Movado Group, Inc.	$2,986	$3,469	$4,406	$5,484

Basic income per share:
Weighted basic average shares outstanding	22,286	22,303	22,276	22,278
Net income per share attributable to Movado Group, Inc.	$0.13	$0.16	$0.20	$0.25

Diluted income per share:
Weighted diluted average shares outstanding	22,571	22,658	22,479	22,665
Net income per share attributable to Movado Group, Inc.	$0.13	$0.15	$0.20	$0.24

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net income	$3,138	$3,566	$4,418	$5,705
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $0, $6, ($10) and $7, respectively	1	16	(29)	20
Amortization of prior service cost, net of tax provision of $4, $4, $7 and $7, respectively	13	12	26	24
Foreign currency translation adjustments	1,725	5,782	20,321	(4,549)
Cash flow hedges:
Accumulated other comprehensive (loss)/income before reclassification, net of tax (benefit)/provision of ($86), $16, ($310) and $38, respectively	(432)	79	(1,566)	190
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax provision/(benefit) of $138, ($33), $151 and ($43), respectively	699	(168)	766	(218)
Total other comprehensive income/(loss), net of taxes	2,006	5,721	19,518	(4,533)
Less:
Comprehensive (loss)/income attributable to noncontrolling interests:
Net income	152	97	12	221
Foreign currency translation adjustments	(2)	11	60	(12)
Total comprehensive income attributable to noncontrolling interests	$150	$108	$72	$209
Total comprehensive income attributable to Movado Group, Inc.	$4,994	$9,179	$23,864	$963

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net income	$4,418	$5,705
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,657	4,582
Transactional losses/(gains)	1,400	(75)
Provision for inventories and accounts receivable	2,548	2,292
Deferred income taxes	(1,209)	(553)
Stock-based compensation	2,234	2,855
Other	652	171
Changes in assets and liabilities:
Trade receivables	4,838	(2,261)
Inventories	(44,369)	(32,298)
Other current assets	(239)	(8,375)
Accounts payable	(705)	3,493
Accrued liabilities	15,954	6,108
Accrued payroll and benefits	3,199	618
Income taxes receivable	1,137	4,508
Income taxes payable	(6,177)	(22,962)
Other non-current assets	580	276
Other non-current liabilities	66	6
Net cash used in operating activities	(11,016)	(35,910)
Cash flows from investing activities:
Capital expenditures	(2,826)	(3,913)
Long-term investments	(1,887)	(4,310)
Trademarks and other intangibles	(41)	(82)
Net cash used in investing activities	(4,754)	(8,305)
Cash flows from financing activities:
Dividends paid	(15,557)	(15,547)
Stock repurchases	(1,594)	(1,086)
Stock awards and options exercised and other changes	(467)	(1,075)
Net cash used in financing activities	(17,618)	(17,708)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,467	(1,900)
Net decrease in cash, cash equivalents and restricted cash	(27,921)	(63,823)
Cash, cash equivalents, and restricted cash at beginning of year	209,214	262,814
Cash, cash equivalents, and restricted cash at end of period	$181,293	$198,991
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$180,493	$198,251
Restricted cash included in other non-current assets	800	740
Cash, cash equivalents, and restricted cash	$181,293	$198,991

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

The Company has included herein its restated unaudited Consolidated Financial Statements at July 31, 2024 and for the three and six month periods ended July 31, 2024.

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

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31, 2024
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$198,251	—	$198,251
Trade receivables, net	109,784	(23,075)	86,709
Inventories	176,396	6,764	183,160
Other current assets	26,421	—	26,421
Income taxes receivable	13,088	(397)	12,691
Total current assets	523,940	(16,708)	507,232
Property, plant and equipment, net	20,315	—	20,315
Operating lease right-of-use assets	85,350	—	85,350
Deferred and non-current income taxes	42,685	—	42,685
Other intangibles, net	6,645	—	6,645
Other non-current assets	80,253	—	80,253
Total assets	$759,188	$(16,708)	$742,480
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,769	—	$36,769
Accrued liabilities	45,074	(500)	44,574
Accrued payroll and benefits	9,778	(1,625)	8,153
Current operating lease liabilities	18,352	—	18,352
Income taxes payable	8,962	(2,420)	6,542
Total current liabilities	118,935	(4,545)	114,390
Deferred and non-current income taxes payable	1,028	—	1,028
Non-current operating lease liabilities	76,314	—	76,314
Other non-current liabilities	56,336	—	56,336
Total liabilities	252,613	(4,545)	248,068
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,169,952 shares issued	292	—	292
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,458,376 shares issued	64	—	64
Capital in excess of par value	242,039	—	242,039
Retained earnings	461,382	(12,036)	449,346
Accumulated other comprehensive income	87,838	(36)	87,802
Treasury Stock, 13,408,334 shares, at cost	(287,499)	—	(287,499)
Total Movado Group, Inc. shareholders' equity	504,116	(12,072)	492,044
Noncontrolling interest	2,459	(91)	2,368
Total equity	506,575	(12,163)	494,412
Total liabilities and equity	$759,188	$(16,708)	$742,480

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31, 2024			Six Months Ended July 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net sales	$159,313	$(2,313)	$157,000	$295,982	$(4,603)	$291,379
Cost of sales	72,948	(1,200)	71,748	134,104	(897)	133,207
Gross profit	86,365	(1,113)	85,252	161,878	(3,706)	158,172
Selling, general and administrative	83,335	(725)	82,610	155,537	(2,125)	153,412
Operating income	3,030	(388)	2,642	6,341	(1,581)	4,760
Non-operating income/(expense):
Other income, net	1,877	—	1,877	4,049	—	4,049
Interest expense	(110)	—	(110)	(228)	—	(228)
Income/(loss) before income taxes	4,797	(388)	4,409	10,162	(1,581)	8,581
Provision/(benefit) for income taxes	936	(93)	843	3,238	(362)	2,876
Net income/(loss)	3,861	(295)	3,566	6,924	(1,219)	5,705
Less: Net income attributable to noncontrolling interest	140	(43)	97	312	(91)	221
Net income/(loss) attributable to Movado Group, Inc.	$3,721	$(252)	$3,469	$6,612	$(1,128)	$5,484

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,303	—	22,303	22,278	—	22,278
Net income/(loss) per share attributable to Movado Group, Inc.	$0.17	$(0.01)	$0.16	$0.30	$(0.05)	$0.25

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,658	—	22,658	22,665	—	22,665
Net income/(loss) per share attributable to Movado Group, Inc.	$0.16	$(0.01)	$0.15	$0.29	$(0.05)	$0.24

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31, 2024
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income/(loss)	$6,924	$(1,219)	$5,705
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	4,582	—	4,582
Transactional gains	(75)	—	(75)
Provision for inventories and accounts receivable	2,292	—	2,292
Deferred income taxes	(553)	—	(553)
Stock-based compensation	2,855	—	2,855
Other	171	—	171
Changes in assets and liabilities:
Trade receivables	(6,864)	4,603	(2,261)
Inventories	(31,401)	(897)	(32,298)
Other current assets	(8,375)	—	(8,375)
Accounts payable	3,493	—	3,493
Accrued liabilities	6,608	(500)	6,108
Accrued payroll and benefits	2,243	(1,625)	618
Income taxes receivable	4,126	382	4,508
Income taxes payable	(22,218)	(744)	(22,962)
Other non-current assets	276	—	276
Other non-current liabilities	6	—	6
Net cash used in operating activities	$(35,910)	$-	$(35,910)

The restatement had no impact on investing and financing activities or cash balances.

The following amounts (in thousands) were restated in the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended July 31, 2024.

	For the Three Months Ended July 31, 2024
	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$3,861	$(295)	$3,566
Other comprehensive income/(loss):
Foreign currency translation adjustments	5,826	(44)	5,782
Total other comprehensive income/(loss)	5,765	(44)	5,721
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	140	(43)	97
Foreign currency translation adjustments	11	-	11
Total comprehensive income/(loss) attributable to noncontrolling interests	151	(43)	108
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$9,475	$(296)	$9,179

	For the Six Months Ended July 31, 2024
	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$6,924	$(1,219)	$5,705
Other comprehensive income/(loss):
Foreign currency translation adjustments	(4,513)	(36)	(4,549)
Total other comprehensive (loss)/income	(4,497)	(36)	(4,533)
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	312	(91)	221
Foreign currency translation adjustments	(12)	-	(12)
Total comprehensive income/(loss) attributable to noncontrolling interests	300	(91)	209
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$2,127	$(1,164)	$963

The following amounts (in thousands) were restated in the Consolidated Statement of Changes in Equity for the three and six months ended July 31, 2024.

	For the Three Months Ended July 31, 2024
	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$465,435	$(11,784)	$453,651
Net income/(loss) attributable to Movado Group, Inc.	3,721	(252)	3,469
Retained earnings ending balance	461,382	(12,036)	449,346

Accumulated other comprehensive income beginning balance	82,073	8	82,081
Foreign currency translation adjustment	5,826	(44)	5,782
Accumulated other comprehensive income ending balance	87,838	(36)	87,802

Noncontrolling interest beginning balance	2,308	(48)	2,260
Net income attributable to Movado Group, Inc.	140	(43)	97
Foreign currency translation adjustment	11	-	11
Noncontrolling interest ending balance	2,459	(91)	2,368

Total equity ending balance	$506,575	$(12,163)	$494,412

	For the Six Months Ended July 31, 2024
	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$470,317	$(10,908)	$459,409
Net income/(loss) attributable to Movado Group, Inc.	6,612	(1,128)	5,484
Retained earnings ending balance	461,382	(12,036)	449,346

Accumulated other comprehensive income beginning balance	92,335	-	92,335
Foreign currency translation adjustment	(4,513)	(36)	(4,549)
Accumulated other comprehensive income ending balance	87,838	(36)	87,802

Noncontrolling interest beginning balance	2,159	-	2,159
Net income attributable to Movado Group, Inc.	312	(91)	221
Foreign currency translation adjustment	(12)	-	(12)
Noncontrolling interest ending balance	2,459	(91)	2,368

Total equity ending balance	$506,575	$(12,163)	$494,412

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09 "Improvements to Income Tax Disclosures" which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and the amendments in this ASU may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its Consolidated Financial Statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05 “Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326)”, which allows entities to elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. Entities electing the practical expedient are still required to adjust historical loss information to reflect current conditions to the extent that historical information does not reflect current conditions. An entity that elects to use the practical expedient is required to disclose that fact. This ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. Entities should apply the practical expedient, if elected, prospectively to financial statements issued for reporting periods after the effective date. The Company is currently evaluating this ASU to determine the impact of adoption on its Consolidated Financial Statements and related disclosures.

NOTE 3 - COST-SAVINGS INITIATIVE

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales.

During the three and six months ended July 31, 2025, the Company recorded $0.9 million and $1.5 million, respectively, in accruals for severance and employee-related charges which are included in Selling, general and administrative in the Consolidated Statements of Operations. During the second half of fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges which were included in Selling, general and administrative in the Consolidated Statements of Operations for the year ended January 31, 2025. The amounts recorded in fiscal year 2026 and 2025 are included in both the United States and International locations in the Watch and Accessory segment.

Of the total amount recorded, $1.3 million related to severance and employee-related charges was paid during fiscal year 2025, and $2.0 million related to severance and employee-related charges and $0.5 million of early lease termination related fees and costs were paid/utilized during the first six months of fiscal year 2026. Of the remaining amount, $2.0 million is included in Accrued payroll and benefits in the Consolidated Balance Sheet at July 31, 2025. The Company expects the remaining severance and employee-related expenses to be paid during the remainder of fiscal year 2026.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Weighted average common shares outstanding:
Basic	22,286	22,303	22,276	22,278
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	285	355	203	387
Diluted	22,571	22,658	22,479	22,665

For the three months ended July 31, 2025 and 2024, approximately 1.0 million and 0.7 million, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2025 and 2024, approximately 1.3 million and 0.7 million, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

During the six months ended July 31, 2025, the Company declared and paid two separate cash dividends each at $0.35 per share aggregating to $15.6 million. During the six months ended July 31, 2024, the Company declared and paid two separate cash dividends each at $0.35 per share aggregating to $15.5 million.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2025	January 31, 2025	July 31, 2024
			(As Restated)
Finished goods	$179,038	$129,204	$152,182
Component parts	28,871	23,905	27,573
Work-in-process	3,595	3,629	3,405
	$211,504	$156,738	$183,160

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

As of both July 31, 2025, and July 31, 2024, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2025 and July 31, 2024. At July 31, 2025, the letters of credit have expiration dates through June 1, 2026. As of both July 31, 2025, and July 31, 2024, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three and six months ended July 31, 2025 and 2024, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of July 31, 2025, and 2024, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.0 million and $7.4 million, respectively. As of July 31, 2025, and 2024, there were no borrowings against these lines. As of July 31, 2025 and 2024, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million and $1.4 million, respectively, in various foreign currencies, of which $0.8 million and $0.7 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the six month periods ended July 31, 2025 and July 31, 2024 and amortization of debt fees was $0.1 million for both the six month periods ended July 31, 2025 and July 31, 2024.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of July 31, 2025, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of 14.0 million Euros equivalent with various expiry dates ranging through October 23, 2025. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of July 31, 2025, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 30.0 million Swiss Francs equivalent, 28.9 million U.S. dollars equivalent, 22.0 million Euros equivalent and 2.7 million British Pounds equivalent with various expiry dates ranging through January 15, 2026. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Cost of sales, Selling, general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of July 31, 2025, January 31, 2025 and July 31, 2024 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2025 Fair Value	January 31, 2025 Fair Value	July 31, 2024 Fair Value	Balance Sheet Location	July 31, 2025 Fair Value	January 31, 2025 Fair Value	July 31, 2024 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	$25	Accrued Liabilities	$728	$—	$24
Total Derivative Instruments		$—	$—	$25		$728	$—	$24

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2025 Fair Value	January 31, 2025 Fair Value	July 31, 2024 Fair Value	Balance Sheet Location	July 31, 2025 Fair Value	January 31, 2025 Fair Value	July 31, 2024 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$113	$13	$384	Accrued Liabilities	$251	$1,111	$—
Total Derivative Instruments		$113	$13	$384		$251	$1,111	$—

As of July 31, 2025, January 31, 2025 and July 31, 2024, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive (loss)/income were ($0.8) million, $0 and $15,000, respectively. For the three months ended July 31, 2025, and July 31, 2024, the Company reclassified ($0.7) million and $0.2 million, respectively, from accumulated other comprehensive income/(loss) to Net sales in the Consolidated Statements of Operations. For the six months ended July 31, 2025, and July 31, 2024, the Company reclassified ($0.8) million and $0.2 million, respectively, from accumulated other comprehensive income/(loss) to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three months and six months ended July 31, 2025.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 and 2024 and January 31, 2025 (in thousands):

		Fair Value at July 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$268	$—	$—	$268
Short-term investment	Other current assets	150	—	—	150
SERP assets - employer	Other non-current assets	724	—	—	724
SERP assets - employee	Other non-current assets	53,422	—	—	53,422
Defined benefit plan assets	Other non-current liabilities	—	—	35,616	35,616
Hedge derivatives	Other current assets	—	113	—	113
Total		$54,564	$113	$35,616	$90,293
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,422	$—	$—	$53,422
Hedge derivatives	Accrued liabilities	—	979	—	979
Total		$53,422	$979	$—	$54,401

		Fair Value at January 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$306	$—	$—	$306
Short-term investment	Other current assets	143	—	—	143
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	53,442	—	—	53,442
Defined benefit plan assets	Other non-current liabilities	—	—	34,313	34,313
Hedge derivatives	Other current assets	—	13	—	13
Total		$54,496	$13	$34,313	$88,822
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,442	$—	$—	$53,442
Hedge derivatives	Accrued liabilities	—	1,111	—	1,111
Total		$53,442	$1,111	$—	$54,553

		Fair Value at July 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$272	$—	$—	$272
Short-term investment	Other current assets	151	—	—	151
SERP assets - employer	Other non-current assets	659	—	—	659
SERP assets - employee	Other non-current assets	52,511	—	—	52,511
Defined benefit plan assets	Other non-current liabilities	—	—	34,109	34,109
Hedge derivatives	Other current assets	—	409	—	409
Total		$53,593	$409	$34,109	$88,111
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$52,511	$—	$—	$52,511
Hedge derivatives	Accrued liabilities	—	24	—	24
Total		$52,511	$24	$—	$52,535

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities in the Consolidated Balance Sheets at July 31, 2025, January 31, 2025, and July 31, 2024.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2025, the Company invested approximately $14.1 million and during the first six months of fiscal 2026, the Company invested an additional $1.9 million in venture capital funds. During the three months ended July 31, 2025, the Company recorded a non-cash impairment charge of $0.4 million (recorded in Other income, net in the Consolidated Statements of Operations for the three and six months ended July 31, 2025) related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in fair value primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. The Company will continue to regularly evaluate the carrying value of its investments. The carrying value of the investments is recorded in Other non-current assets in the Consolidated Balance Sheets at July 31, 2025, January 31, 2025 and July 31, 2024.

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

In December 2016, U.S. Customs and Border Protection (“CBP”) issued an audit report regarding the Company's methodology for allocating the cost of certain watch styles imported into the United States among their component parts for tariff purposes. The report challenged the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would have implied approximately $5.1 million of underpaid duties for entries during the audit period (August 1, 2011 through July 15, 2016), plus potential penalties and interest. The statute of limitations has lapsed for all entries within the audit period. While the Company believes its cost allocation methodology is reasonable, its application involves significant judgment, including estimates and assumptions related to (i) allocations for imported watches purchased by the Company's foreign subsidiaries as complete watches, for which component cost detail is not fully available, and (ii) the allocation among component parts of intercompany overhead and profit and of assembly costs. If CBP were to disagree with the Company's judgments in these areas, the Company could be exposed to assessments for underpayment of tariffs.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2025, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $2.0 million and $0.8 million for the three months ended July 31, 2025 and 2024, respectively.

The effective tax rate was 38.5% and 19.1% for the three months ended July 31, 2025 and 2024, respectively. The significant components of the effective tax rate changed primarily due to changes in jurisdictional earnings mix resulting in a change in valuation allowances against certain foreign losses and a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI").

The Company recorded an income tax provision of $2.6 million and $2.9 million for the six months ended July 31, 2025 and 2024, respectively.

The effective tax rate was 37.2% and 33.5% for the six months ended July 31, 2025 and 2024, respectively. The significant components of the effective tax rate changed primarily due to changes in jurisdictional earnings mix resulting in a change in valuation allowances against certain foreign losses and a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI.

At July 31, 2025, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $239.4 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will continue to evaluate and monitor potential impact on future periods, however, the Company does not expect the OBBBA to have a material impact on its Consolidated Financial Statements.

NOTE 11 – EQUITY

The components of equity for the three and six months ended July 31, 2025 and 2024 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, April 30, 2025	$—	29,296	$293	6,458	$64	$244,571	$440,341	$97,493	$(289,534)	$2,172	$495,400
Net income attributable to Movado Group, Inc.							2,986			152	3,138
Dividends ($0.35 per share)							(7,774)				(7,774)
Stock awards and options exercised											—
Stock repurchases									(1,594)		(1,594)
Conversion of Class A Common Stock to Common Stock		3		(3)
Supplemental executive retirement plan						19					19
Stock-based compensation expense						1,042					1,042
Net unrealized gain on investments, net of tax provision of $0								1			1
Net change in effective portion of hedging contracts, net of tax provision of $52								267			267
Amortization of prior service cost, net of tax provision of $4								13			13
Foreign currency translation adjustment (3)								1,725		(2)	1,723
Balance, July 31, 2025	$—	29,299	$293	6,455	$64	$245,632	$435,553	$99,499	$(291,128)	$2,322	$492,235

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, April 30, 2024 (As Restated)	$—	29,132	$291	6,483	$64	$240,923	$453,651	$82,081	$(287,414)	$2,260	$491,856
Net income attributable to Movado Group, Inc.							3,469			97	3,566
Dividends ($0.35 per share)							(7,774)				(7,774)
Stock awards and options exercised		13	1			67			(85)		(17)
Stock repurchases											—
Conversion of Class A Common Stock to Common Stock		25		(25)							—
Supplemental executive retirement plan						32					32
Stock-based compensation expense						1,017					1,017
Net unrealized gain on investments, net of tax provision of $6								16			16
Net change in effective portion of hedging contracts, net of tax benefit of ($17)								(89)			(89)
Amortization of prior service cost, net of tax provision of $4								12			12
Foreign currency translation adjustment (3)								5,782		11	5,793
Balance, July 31, 2024 (As Restated)	$—	29,170	$292	6,458	$64	$242,039	$449,346	$87,802	$(287,499)	$2,368	$494,412

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2025	$—	29,178	$292	6,458	$64	$243,355	$446,704	$79,981	$(289,067)	$2,250	$483,579
Net income attributable to Movado Group, Inc.							4,406			12	4,418
Dividends ($0.70 per share)							(15,557)				(15,557)
Stock awards and options exercised		115	1			(1)			(467)		(467)
Stock repurchases									(1,594)		(1,594)
Conversion of Class A Common Stock to Common Stock		3		(3)							—
Supplemental executive retirement plan		3				44					44
Stock-based compensation expense						2,234					2,234
Net unrealized loss on investments, net of tax benefit of ($10)								(29)			(29)
Net change in effective portion of hedging contracts, net of tax benefit of ($159)								(800)			(800)
Amortization of prior service cost, net of tax provision of $7								26			26
Foreign currency translation adjustment (3)								20,321		60	20,381
Balance, July 31, 2025	$—	29,299	$293	6,455	$64	$245,632	$435,553	$99,499	$(291,128)	$2,322	$492,235

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2024 (As Restated)	$—	29,004	$290	6,483	$64	$239,062	$459,409	$92,335	$(285,270)	$2,159	$508,049
Net income attributable to Movado Group, Inc.							5,484			221	5,705
Dividends ($0.70 per share)							(15,547)				(15,547)
Stock awards and options exercised		140	2			66			(1,143)		(1,075)
Stock repurchases									(1,086)		(1,086)
Conversion of Class A Common Stock to Common Stock		25		(25)							—
Supplemental executive retirement plan		1				56					56
Stock-based compensation expense						2,855					2,855
Net unrealized gain on investments, net of tax provision of $7								20			20
Net change in effective portion of hedging contracts, net of tax benefit of ($5)								(28)			(28)
Amortization of prior service cost, net of tax provision of $7								24			24
Foreign currency translation adjustment (3)								(4,549)		(12)	(4,561)
Balance, July 31, 2024 (As Restated)	$—	29,170	$292	6,458	$64	$242,039	$449,346	$87,802	$(287,499)	$2,368	$494,412

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

During the six months ended July 31, 2025, the Company repurchased 100,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.6 million, or an average of $15.94 per share. During the six months ended July 31, 2024, the Company repurchased a total of 39,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $1.1 million, or an average of $27.85 per share.

At July 31, 2025, $48.4 million remains available for purchase under the Company's December 5, 2024 repurchase program.

There were 27,084 and 41,239 shares of common stock repurchased during the six months ended July 31, 2025 and 2024, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at July 31, 2025 and 2024, and January 31, 2025, related to each component of accumulated other comprehensive income are as follows (in thousands):

	July 31, 2025	January 31, 2025	July 31, 2024
			(As Restated)
Foreign currency translation adjustments	$101,840	$81,519	$89,291
Available-for-sale securities	186	215	189
Cash flow hedges	(800)	—	15
Unrecognized prior service cost related to defined benefit pension plan	(96)	(122)	(147)
Net actuarial loss related to defined benefit pension plan	(1,631)	(1,631)	(1,546)
Total accumulated other comprehensive income	$99,499	$79,981	$87,802

Amounts reclassified from accumulated other comprehensive income/(loss) to operating income in the Consolidated Statements of Operations during the six months ended July 31, 2025 and July 31, 2024 were ($0.8) million and $0.2 million, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
Customer Type	2025	2024	2025	2024
		(As Restated)		(As Restated)
Wholesale	$117,561	$113,906	$221,708	$219,376
Direct to consumer	43,420	42,206	70,227	70,353
After-sales service	848	888	1,663	1,650
Net Sales	$161,829	$157,000	$293,598	$291,379

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the six months ended July 31, 2025 and July 31, 2024.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended July 31, 2025 and 2024 was $0 and $0.2 million, respectively. Total compensation expense for stock option grants recognized during the six months ended July 31, 2025 and 2024 was $0.1 million and $0.5 million, respectively. As of July 31, 2025, there was no unrecognized compensation cost related to unvested stock options. There were no stock options exercised during the six months ended July 31, 2025. Total cash consideration received for stock option exercises during the six months ended July 31, 2024 was $0.1 million.

The following table summarizes the Company’s stock options activity during the first six months of fiscal 2026:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2025 (802,850 options exercisable)	951,489	$23.13	$12.42-$38.04	5.5	$1,775
Granted	—	—	—
Exercised	—	—	—
Forfeited	(22,140)	$30.36	$30.36
Options outstanding at July 31, 2025	929,349	$22.96	$12.42-$38.04	5.1	$479
Exercisable at July 31, 2025	929,349	$22.96		5.1	$479
Expected to vest at July 31, 2025	—	—		—	$—

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended July 31, 2025 and 2024, compensation expense for stock awards was $1.0 million and $0.8 million, respectively. For the six months ended July 31, 2025 and 2024, compensation expense for stock awards was $2.1 million and $2.3 million, respectively. As of July 31, 2025, there was approximately $7.5 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes the Company’s stock awards activity during the first six months of fiscal 2026:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2025	657,362	$29.43
Units granted	492,165	$13.47
Units vested	(116,565)	$35.23
Units forfeited	(16,417)	$27.41
Units outstanding at July 31, 2025	1,016,545	$21.07	1.8	$15,767

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. There were 27,084 and 41,239 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $0.5 million and $1.1 million for the six months ended July 31, 2025 and 2024, respectively. The total fair value of stock award units that vested during the first six months of fiscal 2026 was $4.1 million.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 33.5%, 11.6%, 6.8% and 5.2%, respectively, of the Company’s total net sales for the three months ended July 31, 2025. For the three months ended July 31, 2024, the Company’s International operations in Europe, Asia, the Americas (excluding the United States) and the Middle East accounted for 29.8%, 9.7%, 9.1% and 6.4%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 33.4%, 11.3%, 6.6% and 6.4%, respectively, of the Company’s total net sales for the six months ended July 31, 2025. For the six months ended July 31, 2024, the Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 31.1%, 9.6%, 8.7% and 7.3%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended July 31, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
		(As Restated)
Watch and Accessory Brands:
Owned brands category	$42,120	$45,364
Licensed brands category	92,419	84,389
After-sales service and all other	1,138	1,858
Total Watch and Accessory Brands	135,677	131,611
Company Stores	26,152	25,389
Consolidated total	$161,829	$157,000

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2025	2025	2025	2024	2024	2024
				(As Restated)		(As Restated)

Net sales	$135,677	$26,152	$161,829	$131,611	$25,389	$157,000
Cost of sales	63,831	10,433	74,264	61,478	10,270	71,748
Gross profit	71,846	15,719	87,565	70,133	15,119	85,252
Selling, general and administrative	72,015	11,543	83,558	71,171	11,439	82,610
Operating (loss)/income (1) (2)	$(169)	$4,176	$4,007	$(1,038)	$3,680	$2,642
Other income, net			1,202			1,877
Interest expense			(110)			(110)
Income before income taxes			$5,099			$4,409

Depreciation and amortization	$1,825	$552	$2,377	$1,752	$542	$2,294

(1)
The operating loss in the Watch and Accessory Brands Segment included $10.7 million and $5.5 million of unallocated corporate expenses for the three months ended July 31, 2025 and 2024, respectively, and $14.6 million and $14.1 million of certain intercompany profits related to the Company's supply chain operations for the three months ended July 31, 2025 and 2024, respectively.
(2)
The operating loss in the Watch and Accessory Brands segment for the three months ended July 31, 2025, included a pre-tax charge of $0.9 million related to the Company's cost-savings initiative and a pre-tax charge of $2.1 million of professional fees related to the investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary.

Operating Segment Data as of and for the Six Months Ended July 31, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
Watch and Accessory Brands:		(As Restated)
Owned brands category	$75,252	$85,303
Licensed brands category	172,662	158,464
After-sales service and all other	2,565	4,956
Total Watch and Accessory Brands	250,479	248,723
Company Stores	43,119	42,656
Consolidated total	$293,598	$291,379

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2025	2025	2025	2024	2024	2024
				(As Restated)		(As Restated)

Net sales	$250,479	$43,119	$293,598	$248,723	$42,656	$291,379
Cost of sales	117,789	16,894	134,683	116,558	16,649	133,207
Gross profit	132,690	26,225	158,915	132,165	26,007	158,172
Selling, general and administrative	132,868	21,749	154,617	131,543	21,869	153,412
Operating (loss)/income (1) (2)	$(178)	$4,476	$4,298	$622	$4,138	$4,760
Other income, net			2,962			4,049
Interest expense			(221)			(228)
Income before income taxes			$7,039			$8,581

Depreciation and amortization	$3,560	$1,097	$4,657	$3,475	$1,107	$4,582

(1)
The operating (loss)/income in the Watch and Accessory Brands Segment included $18.7 million and $15.0 million of unallocated corporate expenses for the six months ended July 31, 2025 and 2024, respectively, and $28.6 million and $28.3 million of certain intercompany profits related to the Company's supply chain operations for the six months ended July 31, 2025 and 2024, respectively.
(2)
The operating loss in the Watch and Accessory Brands segment for the six months ended July 31, 2025, included a pre-tax charge of $1.5 million related to the Company's cost-savings initiative and a pre-tax charge of $2.1 million of professional fees related to the investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary.

	Total Assets			Capital Expenditures
	July 31, 2025	January 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
			(As Restated)

Watch and Accessory Brands	$687,465	$668,403	$683,021	$1,896	$2,494
Company Stores	61,254	60,828	59,459	930	1,419
Consolidated total	$748,719	$729,231	$742,480	$2,826	$3,913

Geographic Location Data for the Three Months Ended July 31, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
		(As Restated)
United States	$69,429	$70,575
International	92,400	86,425
Consolidated total	$161,829	$157,000

United States and International net sales are net of intercompany sales of $82.1 million and $73.5 million for the three months ended July 31, 2025 and 2024, respectively.

Geographic Location Data as of and for the Six Months Ended July 31, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
		(As Restated)
United States	$124,129	$126,139
International	169,469	165,240
Consolidated total	$293,598	$291,379

United States and International net sales are net of intercompany sales of $156.1 million and $144.0 million for the six months ended July 31, 2025 and 2024, respectively.

	Long-Lived Assets
	July 31, 2025	January 31, 2025	July 31, 2024
United States	$69,596	$75,160	$74,440
International	26,730	30,769	31,225
Consolidated total	$96,326	$105,929	$105,665

	Operating Right-of-Use Assets
	July 31, 2025	January 31, 2025	July 31, 2024
United States	$56,697	$61,916	$61,351
International	20,433	24,093	23,999
Consolidated total	$77,130	$86,009	$85,350

	Property, Plant and Equipment, Net
	July 31, 2025	January 31, 2025	July 31, 2024
United States	$12,899	$13,244	$13,089
International	6,297	6,676	7,226
Consolidated total	$19,196	$19,920	$20,315

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2025 Annual Report on Form 10-K and are incorporated by reference herein. As of July 31, 2025, there have been no material changes to any of the Company's critical accounting policies.

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

Recent Developments and Initiatives

Tariffs

The majority of the Company’s products are sourced from Switzerland, Japan, and China. For U.S. customs purposes, the Company’s Swiss watches are classified as products of Switzerland. Watches produced in the Far East generally consist of watch heads that originate in Japan and bands that originate in China. In addition, most of the Company’s jewelry and packaging is of Chinese origin.

Since February 2020, the Company’s U.S. imports of Chinese-origin watch bands and jewelry have been subject to a special incremental tariff of 7.5%, and imports of Chinese-origin packaging have been subject to a 25% special tariff. Since March 2025, the United States government has imposed additional tariffs on its global trading partners, with individual rates set for each country following trade negotiations. As of the date of this quarterly report, additional special tariffs apply as follows: 30% on U.S. imports of China-origin goods, 15% on Japan-origin goods, and 39% on Switzerland-origin goods.

If these special tariffs remain in effect, they are expected to materially increase the Company’s U.S. cost of sales and negatively impact sales volumes in the United States. In response, the Company has implemented selective wholesale and retail price increases and is developing additional mitigation strategies. These include potential changes to sourcing and operational processes that could result in a change in country of origin for certain products or otherwise reduce the Company’s exposure to U.S. tariffs. However, the Company expects the tariffs to have a material impact on its U.S. operations even after giving effect to any mitigation efforts, unless these rates are significantly reduced.

Cost-Savings Initiative

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales. As a result of this initiative, during fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges and an additional $1.5 million was recorded in accruals for severance and employee-related charges during the first six months of fiscal year 2026. Of the total amount recorded, $1.3 million was paid related to severance and employee related charges during fiscal year 2025, and $2.0 million paid related to severance and employee-related charges and $0.5 million of early lease termination related fees and costs were paid/utilized during the first six months of fiscal year 2026, with the balance expected to be paid during the remainder of fiscal year 2026. The Company expects go-forward annual savings from the cost-savings initiatives of approximately $10.0 million.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will continue to evaluate and monitor potential impact on future periods, however, the Company does not expect the OBBBA to have a material impact on its Consolidated Financial Statements.

Results of Operations Overview

The following is a discussion of the results of operations for the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024, along with a discussion of the changes in financial condition during the first six months of fiscal 2026. The Company’s results of operations for the first six months of fiscal 2026 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2026. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the Securities and Exchange Commission on April 16, 2025.

Results of operations for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (As Restated)

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2025	2024
		(As Restated)
Watch and Accessory Brands:
United States	$44,793	$46,508
International	90,884	85,103
Total Watch and Accessory Brands	135,677	131,611
Company Stores:
United States	24,636	24,067
International	1,516	1,322
Total Company Stores	26,152	25,389
Net Sales	$161,829	$157,000

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2025	2024
Watch and Accessory Brands:		(As Restated)
Owned brands category	$42,120	$45,364
Licensed brands category	92,419	84,389
After-sales service and all other	1,138	1,858
Total Watch and Accessory Brands	135,677	131,611
Company Stores	26,152	25,389
Net Sales	$161,829	$157,000

Net Sales

Net sales for the three months ended July 31, 2025 were $161.8 million, representing a $4.8 million or 3.1% increase from the prior year period. For the three months ended July 31, 2025, fluctuations in foreign currency exchange rates positively impacted net sales by $2.6 million when compared to the prior year period. Excluding this $2.6 million impact, net sales would have increased by 1.4% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2025 in the Watch and Accessory Brands segment were $135.7 million, above the prior year period by $4.1 million, or 3.1%. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers, with an increase in net sales recorded in the licensed brands category of $8.0 million, or 9.5%, partially offset by a decrease in net sales recorded in the owned brands category of $3.2 million, or 7.2%. Fluctuations in foreign exchange rates positively impacted net sales for the three months ended July 31, 2025, while an unfavorable sales mix limited net sales growth relative to unit volume growth.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2025 in the United States locations of the Watch and Accessory Brands segment were $44.8 million, below the prior year period by $1.7 million, or 3.7%, resulting primarily from an unfavorable sales mix. The net sales recorded in the owned brands category decreased $2.4 million, or 7.0%, partially offset by an increase in net sales recorded in the licensed brands category of $1.2 million, or 10.7%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2025 in the International locations of the Watch and Accessory Brands segment were $90.9 million, above the prior year by $5.8 million, or 6.8%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $2.6 million when compared to the prior year period. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers and the positive impact of fluctuations in foreign exchange rates. The net sales increase recorded in the licensed brands category was $6.9 million, or 9.3%, primarily due to net sales increases in Europe and the Americas (excluding the United States), partially offset by net sales decreases in the Middle East and Asia. The net sales decrease recorded in the owned brands category was $0.8 million, or 7.6%, due to net sales decreases in the Middle East, Asia and the Americas (excluding the United States), partially offset by a net sales increase in Europe.

Company Stores Net Sales

Net sales for the three months ended July 31, 2025 in the Company Stores segment were $26.2 million, $0.8 million or 3.0% above the prior year period. The net sales increase was primarily due to an increase in sales from the Company's online outlet store at www.movadocompanystore.com and a new store opening, partially offset by unfavorable sales mix in the Company stores. As of July 31, 2025 and 2024, the Company operated 57 and 56 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended July 31, 2025 was $87.6 million or 54.1% of net sales as compared to $85.3 million or 54.3% of net sales in the prior year period. The increase in gross profit of $2.3 million was due to higher net sales partially offset by a lower gross margin percentage. The decrease in the gross margin percentage of approximately 20 basis points for the three months ended July 31, 2025 reflected a negative impact due to increased U.S. tariffs (approximately 130 basis points) and a negative impact of fluctuations in foreign exchange rates (approximately 100 basis points), partially offset by a favorable sales mix (approximately 150 basis points), lower shipping costs (approximately 30 basis points) and the increased leveraging of certain fixed costs from higher sales (approximately 30 basis points).

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2025 were $83.6 million, representing an increase from the prior year period of $0.9 million, or 1.1%. The increase in SG&A expenses was primarily due to (i) an increase in professional fees of $2.1 million mainly related to the internal investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary that resulted in a restatement of previously issued financial statements and (ii) an increase in performance-based compensation of $1.6 million. These increases were partially offset by lower marketing expense of $2.0 million, a $0.8 million decrease in foreign exchange losses and a decrease in payroll related expenses of $0.5 million (which included severance costs of $0.9 million related to the cost-savings initiative discussed under "Recent Developments and Initiatives"). For the three months ended July 31, 2025, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $1.4 million when compared to the prior year period.

Watch and Accessory Brands Operating Loss

For the three months ended July 31, 2025 the Company recorded operating loss of $0.2 million in the Watch and Accessory Brands segment which includes $10.7 million of unallocated corporate expenses as well as $14.6 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended July 31, 2024, the Company recorded operating loss of $1.0 million in the Watch and Accessory Brands segment which included $5.5 million of unallocated corporate expenses as well as $14.1 million of certain intercompany profits related to the Company’s supply chain operations. The $0.8 million decrease in operating loss was the result of an increase in gross profit of $1.7 million, partially offset by higher SG&A expenses of $0.9 million when compared to the prior year period. The increase in gross profit was the result of higher net sales, partially offset by a lower gross margin percentage primarily due to increased U.S. tariffs and a negative impact of fluctuations in foreign exchange rates, partially offset by the favorable impact of sales mix, lower shipping costs and the increased leveraging of certain fixed costs as a result of higher sales. The increase in SG&A expenses was primarily due to (i) an increase in professional fees of $2.1 million mainly related to the internal investigation of allegations of misconduct within the Company's Dubai branch and (ii) an increase in performance-based compensation of $1.5 million. These increases were partially offset by lower marketing expense of $2.0 million, a $0.8 million decrease in foreign exchange losses and a decrease in payroll related expenses of $0.4 million (which included severance costs of $0.9 million related to the cost-savings initiative).

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2025, the Company recorded operating loss of $17.0 million which includes unallocated corporate expenses of $10.7 million. For the three months ended July 31, 2024 the Company recorded operating loss of $7.9 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $5.5 million. The increase in operating loss was the result of a decrease in gross profit of $3.8 million combined with an increase in SG&A expenses of $5.3 million when compared to the prior year period. The decrease in gross profit of $3.8 million was the result of lower net sales combined with a lower gross margin percentage primarily due to increased U.S. tariffs, a negative impact of fluctuations in foreign exchange rates and the decreased leveraging of certain fixed costs as a result of lower sales. The increase in SG&A expenses was primarily due to (i) an increase in professional fees of $1.9 million mainly related to the internal investigation of allegations of misconduct within the Company's Dubai branch, (ii) an increase in performance-based compensation of $1.7 million and (iii) higher marketing expenses of $1.6 million. These increases were partially offset by a decrease in payroll related expenses of $0.5 million (which included severance costs of $0.3 million related to the cost-savings initiative).

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2025, the Company recorded operating income of $16.8 million which includes $14.6 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended July 31, 2024 the Company recorded operating income of $6.9 million in the International locations of the Watch and Accessory Brands segment which included $14.1 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of higher gross profit of $5.5 million combined with lower SG&A expenses of $4.4 million. The increase in gross profit of $5.5 million was primarily the result of higher net sales combined with a higher gross margin percentage primarily due to a favorable impact of sales mix, increased leveraging of certain fixed costs as a result of higher sales, the positive impact of fluctuations in foreign exchange rates and lower shipping costs. The decrease in SG&A expenses was primarily due to (i) lower marketing expense of $3.6 million and (ii) a $0.8 million decrease in foreign exchange losses. Payroll related expenses remained flat but included severance costs of $0.6 million related to the cost-savings initiative.

Company Stores Operating Income

The Company recorded operating income of $4.2 million and $3.7 million in the Company Stores segment for the three months ended July 31, 2025 and 2024, respectively. The increase in operating income of $0.5 million was primarily related to an increase in gross profit of $0.6 million, mainly due to higher sales combined with a higher gross margin percentage, partially offset by an increase in SG&A expenses of $0.1 million primarily due to rent related expenses due to a new store opening. As of July 31, 2025, and 2024, the Company Stores segment operated 57 and 56 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $1.2 million the three months ended July 31, 2025, primarily due to interest income, partially offset by a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary.

The Company recorded other income, net of $1.9 million for the three months ended July 31, 2024, primarily due to interest income.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended July 31, 2025 and 2024. There were no borrowings under the Company's revolving credit facility during the three months ended July 31, 2025 and 2024.

Income Taxes

The Company recorded an income tax provision of $2.0 million and $0.8 million for the three months ended July 31, 2025 and 2024, respectively.

The effective tax rate was 38.5% and 19.1% for the three months ended July 31, 2025 and 2024, respectively. The significant components of the effective tax rate changed primarily due to changes in jurisdictional earnings mix resulting in a change in valuation allowances against certain foreign losses and a limitation on a portion of the foreign tax credits and deductions related to the tax on Global Intangible Low-Taxed Income ("GILTI").

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $3.0 million and $3.5 million for the three months ended July 31, 2025 and 2024, respectively.

Results of operations for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (As Restated)

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2025	2024
		(As Restated)
Watch and Accessory Brands:
United States	$83,369	$85,622
International	167,110	163,101
Total Watch and Accessory Brands	250,479	248,723
Company Stores:
United States	40,760	40,517
International	2,359	2,139
Total Company Stores	43,119	42,656
Net Sales	$293,598	$291,379

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2025	2024
Watch and Accessory Brands:		(As Restated)
Owned brands category	$75,252	$85,303
Licensed brands category	172,662	158,464
After-sales service and all other	2,565	4,956
Total Watch and Accessory Brands	250,479	248,723
Company Stores	43,119	42,656
Net Sales	$293,598	$291,379

Net Sales

Net sales for the six months ended July 31, 2025 were $293.6 million, representing a $2.2 million or 0.8% increase from the prior year period. For the six months ended July 31, 2025, fluctuations in foreign currency exchange rates positively impacted net sales by $1.4 million when compared to the prior year period. Excluding this $1.4 million impact, net sales would have increased by 0.3% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2025 in the Watch and Accessory Brands segment were $250.5 million, above the prior year period by $1.8 million, or 0.7%. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers, with an increase in net sales recorded in the licensed brands category of $14.2 million, or 9.0%, partially offset by a decrease in net sales recorded in the owned brands category of $10.1 million, or 11.8%. Fluctuations in foreign exchange rates positively impacted net sales for the six months ended July 31, 2025, while an unfavorable sales mix limited net sales growth relative to unit volume growth.

United States Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2025 in the United States locations of the Watch and Accessory Brands segment were $83.4 million, below the prior year period by $2.3 million, or 2.6%, resulting primarily from an unfavorable sales mix. The net sales recorded in the owned brands category decreased $6.1 million, or 9.5%, partially offset by an increase in net sales recorded in the licensed brands category of $4.4 million, or 22.4%.

International Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2025 in the International locations of the Watch and Accessory Brands segment were $167.1 million, above the prior year by $4.0 million, or 2.5%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $1.4 million when compared to the prior year period. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers and the positive impact of fluctuations in foreign exchange rates, partially offset due to an unfavorable sales mix. The net sales increase recorded in the licensed brands category was $9.8 million, or 7.1%, primarily due to net sales increases in Europe, the Americas (excluding the United States) and the Middle East, partially offset by a net sales decrease in Asia. The net sales decrease recorded in the owned brands category was $4.0 million, or 18.5%, due to net sales decreases in the Middle East, Asia and the Americas (excluding the United States), partially offset by a net sales increase in Europe.

Company Stores Net Sales

Net sales for the six months ended July 31, 2025 in the Company Stores segment were $43.1 million, $0.5 million or 1.1% above the prior year period. The net sales increase was primarily due to an increase in sales from the Company's online outlet store at www.movadocompanystore.com and a new store opening, partially offset by unfavorable sales mix in the Company stores. As of July 31, 2025 and 2024, the Company operated 57 and 56 retail outlet locations, respectively.

Gross Profit

Gross profit for the six months ended July 31, 2025 was $158.9 million or 54.1% of net sales as compared to $158.2 million or 54.3% of net sales in the prior year period. The increase in gross profit of $0.7 million was due to higher net sales partially offset by a lower gross margin percentage. The decrease in the gross margin percentage of approximately 20 basis points for the six months ended July 31, 2025 reflected a negative impact of fluctuations in foreign exchange rates (approximately 100 basis points) and a negative impact due to increased U.S. tariffs (approximately 70 basis points), partially offset by a favorable sales mix (approximately 140 basis points) and the increased leveraging of certain fixed costs from higher sales of (approximately 10 basis points).

Selling, General and Administrative (“SG&A”)

SG&A expenses for the six months ended July 31, 2025 were $154.6 million, representing an increase from the prior year period of $1.2 million, or 0.8%. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $2.6 million, (ii) an increase in professional fees of $2.0 million mainly related to the internal investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary that resulted in a restatement of previously issued financial statements and (iii) a $1.8 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment. These increases were partially offset by lower marketing expenses of $3.2 million and a decrease in payroll related expense of $2.9 million (which included severance costs of $1.5 million related to the cost-savings initiative). For the six months ended July 31, 2025, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $2.9 million when compared to the prior year period.

Watch and Accessory Brands Operating Loss/Income

For the six months ended July 31, 2025 the Company recorded operating loss of $0.2 million in the Watch and Accessory Brands segment which includes $18.7 million of unallocated corporate expenses as well as $28.6 million of certain intercompany profits related to the Company’s supply chain operations. For the six months ended July 31, 2024, the Company recorded operating income of $0.6 million in the Watch and Accessory Brands segment which included $15.0 million of unallocated corporate expenses as well as $28.3 million of certain intercompany profits related to the Company’s supply chain operations. The $0.8 million change in operating income/loss was the result of an increase in gross profit of $0.5 million, offset by higher SG&A expenses of $1.3 million when compared to the prior year period. The increase in gross profit was the result of higher net sales, partially offset by a lower gross margin percentage primarily due to a negative impact of fluctuations in foreign exchange rates and increased U.S. tariffs, partially offset by the favorable impact of sales mix and the increased leveraging of certain fixed costs as a result of higher sales. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $2.5 million, (ii) an increase in professional fees of $2.0 million mainly related to the internal investigation of allegations of misconduct within the Company's Dubai branch and (iii) a $1.8 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment. These increases were partially offset by lower marketing expenses of $3.1 million and a decrease in payroll related expense of $2.8 million (which included severance costs of $1.5 million related to the cost-savings initiative).

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2025, the Company recorded operating loss of $24.0 million which includes unallocated corporate expenses of $18.7 million. For the six months ended July 31, 2024 the Company recorded an operating loss of $16.0 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $15.0 million. The increase in operating loss was the result of a decrease in gross profit of $7.0 million combined with an increase in SG&A expenses of $1.0 million when compared to the prior year period. The decrease in gross profit of $7.0 million was the result of lower net sales combined with a lower gross margin percentage primarily due to the negative impact of fluctuations in foreign exchange rates, increased U.S. tariffs, unfavorable sales mix and the decreased leveraging of certain fixed costs as a result of lower sales. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $2.5 million, (ii) an increase in professional fees of $1.8 million mainly related to the internal investigation of allegations of misconduct within the Company's Dubai branch and (iii) higher marketing expenses of $0.8 million. These increases were partially offset by a decrease in payroll related expense of $2.2 million (which included severance costs of $0.3 million related to the cost-savings initiative) and a decrease in information technology related charges of $1.3 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2025, the Company recorded operating income of $23.8 million which includes $28.6 million of certain intercompany profits related to the Company’s International supply chain operations. For the six months ended July 31, 2024 the Company recorded operating income of $16.6 million in the International locations of the Watch and Accessory Brands segment which included $28.3 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of higher a gross profit of $7.6 million partially offset by higher SG&A expenses of $0.4 million. The increase in gross profit of $7.6 million was primarily the result of higher sales and a higher gross margin percentage primarily due to a favorable impact of sales mix, the increased leveraging of certain fixed costs as a result of higher sales and the positive impact of fluctuations in foreign exchange rates. The increase in SG&A expenses was primarily due to (i) a $1.8 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment, (ii) an increase in information technology related charges of $1.0 million and (iii) an increase in professional fees of $0.2 million mainly related to the internal investigation of allegations of misconduct within the Company's Dubai branch. These increases were offset by lower marketing expenses of $3.9 million and a $0.6 million decrease in payroll related expense (which included severance costs of $1.2 million related to the cost-savings initiative).

Company Stores Operating Income

The Company recorded operating income of $4.4 million and $4.1 million in the Company Stores segment for the six months ended July 31, 2025 and 2024, respectively. The increase in operating income of $0.3 million was primarily related to an increase in gross profit of $0.2 million mainly due to higher sales, partially offset by a lower gross margin percentage, combined with lower SG&A expenses of $0.1 million primarily due to lower marketing expenses. As of July 31, 2025, and 2024, the Company Stores segment operated 57 and 56 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $3.0 million for the six months ended July 31, 2025, primarily due to interest income, partially offset by a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary.

The Company recorded other income, net of $4.0 million for the six months ended July 31, 2024, primarily due to interest income.

Interest Expense

Interest expense was $0.2 million primarily due to the payment of unused commitment fees for both the six months ended July 31, 2025 and 2024. There were no borrowings under the Company's revolving credit facility during the six months ended July 31, 2025 and 2024.

Income Taxes

The Company recorded an income tax provision of $2.6 million and $2.9 million for the six months ended July 31, 2025 and 2024, respectively.

The effective tax rate was 37.2% and 33.5% for the six months ended July 31, 2025 and 2024, respectively. The significant components of the effective tax rate changed primarily due to changes in jurisdictional earnings mix resulting in a change in valuation allowances against certain foreign losses and a limitation on a portion of the foreign tax credits and deductions related to the tax on GILTI.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $4.4 million and $5.5 million for the six months ended July 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2025 and July 31, 2024, the Company had $180.5 million and $198.3 million, respectively, of cash and cash equivalents. Of this total, $71.9 million and $142.4 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At July 31, 2025 the Company had working capital of $384.8 million as compared to $392.8 million at July 31, 2024. The decrease in working capital was primarily the result of a decrease in cash and an increase in accrued liabilities and accrued payroll and benefits, partially offset by an increase in inventories and trade receivables, net. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $11.0 million of cash used in operating activities for the six months ended July 31, 2025 as compared to $35.9 million of cash used in operating activities for the six months ended July 31, 2024. Cash used in operating activities for the six months ended July 31, 2025 included net income of $4.4 million, positively adjusted by $10.3 million related to non-cash items. Cash used in operating activities for the six months ended July 31, 2025 included a $44.4 million increase in inventories due in part to the Company strategically increasing its inventory to mitigate potential cost increases and potential supply chain disruptions associated with the new tariffs and to meet sales projections and demands and an increase in tax related payments of $5.0 million. Cash provided by operating activities for the six months ended July 31 2025 included a $4.8 million decrease in trade receivables due to timing of receipts and change in sales mix during the six months and decreases in net payments related to accrued liabilities and accrued payroll and benefits of $19.2 million primarily due to timing. Cash used in operating activities for the six months ended July 31, 2024 included net income of $5.7 million, positively adjusted by $9.3 million related to non-cash items. Cash used in operating activities for the six months ended July 31, 2024 included a $32.3 million increase in investment in inventories primarily due to timing of receipts to align with sales levels, a $2.3 million increase in trade receivables due to timing of sales during the quarter and increases in net payments related to taxes, other current assets, accrued liabilities and accrued payroll and benefits totaling $20.1 million primarily due to timing.

Cash used in investing activities was $4.8 million for the six months ended July 31, 2025 as compared to cash used in investing activities of $8.3 million for the six months ended July 31, 2024. The cash used in the six months ended July 31, 2025 was primarily related to capital expenditures of $2.8 million mainly due to expenditures related to Company stores and shop-in-shops and $1.9 million of long-term investments. Cash used in investing activities for the six months ended July 31, 2024 included $4.3 million of long-term investments and $3.9 million of capital expenditures.

Cash used in financing activities was $17.6 million for the six months ended July 31, 2025 as compared to cash used in financing activities of $17.7 million for the six months ended July 31, 2024. The cash used in the six months ended July 31, 2025 included $15.6 million in dividends paid, $1.6 million in stock repurchased in the open market and $0.5 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards. Cash used in financing activities for the six months ended July 31, 2024 included $15.5 million in dividends paid, $1.1 million in stock repurchased in the open market and $1.1 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards.

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

As of both July 31, 2025, and July 31, 2024, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2025 and July 31, 2024. At July 31, 2025, the letters of credit have expiration dates through June 1, 2026. As of both July 31, 2025, and July 31, 2024, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 6 - Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three and six months ended July 31, 2025 and 2024, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of July 31, 2025, and 2024, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.0 million and $7.4 million, respectively. As of July 31, 2025, and 2024, there were no borrowings against these lines. As of July 31, 2025 and 2024, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million and $1.4 million, respectively, in various foreign currencies, of which $0.8 million and $0.7 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the six month periods ended July 31, 2025 and July 31, 2024, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $14.1 million of these commitments through fiscal 2025 and an additional $1.9 million during the first six months of fiscal 2026 and may be called upon to satisfy capital calls in respect of the remaining $5.6 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. During the three-month period ended July 31, 2025, the Company recorded a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. The Company will continue to regularly evaluate the carrying value of its investments.

During the six months ended July 31, 2025, the Company declared and paid two separate cash dividends each at $0.35 per share aggregating to $15.6 million. During the six months ended July 31, 2024, the Company declared and paid two separate cash dividends each at $0.35 per share aggregating to $15.5 million. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise. During the six months ended July 31, 2025, the Company repurchased a total of 100,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.6 million, or an average of $15.94 per share. During the six months ended July 31, 2024, the Company repurchased a total of 39,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $1.1 million, or an average of $27.85 per share. At July 31, 2025, $48.4 million remains available for purchase under the Company's December 5, 2024 repurchase program.

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

As of July 31, 2025, the Company’s entire net forward contracts hedging portfolio consisted of 30.0 million Swiss Francs equivalent, 28.9 million U.S. dollars equivalent, 36.0 million Euros equivalent (including 14.0 million Euros designated as cash flow hedges) and 2.7 million British Pounds equivalent with various expiry dates ranging through January 15, 2026, compared to a portfolio of 25.0 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 30.0 million U.S. dollars equivalent, 35.9 million Euros equivalent (including 17.0 million Euros designated as cash flow hedges) and 2.7 million British Pounds equivalent with various expiry dates ranging through January 9, 2025, as of July 31, 2024. If the Company were to settle its Swiss Franc forward contracts at July 31, 2025, the result would be a $0.1 million loss. If the Company were to settle its Euro forward contracts at July 31, 2025, the result would be a $0.7 million loss. As of July 31, 2025, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2025 and 2024; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at July 31, 2025 and 2024 was zero for both periods. During the six months ended July 31, 2025, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Remediation Plan

Management is in the process of implementing a remediation plan to address the material weakness, which includes enhancing the Company’s risk assessment and oversight processes; making changes in personnel and reporting lines; and increasing policy awareness and compliance training. During the six months ended July 31, 2025, management made significant personnel changes in the Dubai branch, including terminating the now-former managing director of the branch; switched from regional to functional lines of reporting for certain sales and customer operations positions; and executed awareness campaigns to reinforce the importance of ethical conduct and the reporting of violations. Additional time is required to test the operating effectiveness of these controls and to complete the design, implementation, and testing of other controls needed to remediate the material weakness. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than as set forth above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2016, U.S. Customs and Border Protection (“CBP”) issued an audit report regarding the Company's methodology for allocating the cost of certain watch styles imported into the United States among their component parts for tariff purposes. The report challenged the reasonableness of the Company’s historical allocation formulas and proposed an alternative methodology that would have implied approximately $5.1 million of underpaid duties for entries during the audit period (August 1, 2011 through July 15, 2016), plus potential penalties and interest. The statute of limitations has lapsed for all entries within the audit period. While the Company believes its cost allocation methodology is reasonable, its application involves significant judgment, including estimates and assumptions related to (i) allocations for imported watches purchased by the Company's foreign subsidiaries as complete watches, for which component cost detail is not fully available, and (ii) the allocation among component parts of intercompany overhead and profit and of assembly costs. If CBP were to disagree with the Company's judgments in these areas, the Company could be exposed to assessments for underpayment of tariffs.

In addition to the above matters, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations, or cash flows.

Item 1A. Risk Factors

As of July 31, 2025, there have been no material changes to any of the risk factors previously reported in the Company’s 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2024, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended July 31, 2025, the Company repurchased a total of 100,000 shares of its common stock at a total cost of $1.6 million, or an average of $15.94 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. There were no shares repurchased during the three months ended July 31, 2025 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2025 – May 31, 2025	—	$—	—	$50,000,000
June 1, 2025 – June 30, 2025	58,000	15.66	58,000	49,091,943
July 1, 2025 – July 31, 2025	42,000	16.33	42,000	48,405,884
Total	100,000	$15.94	100,000	$48,405,884

Item 5. Other Information

During the quarterly period ended July 31, 2025, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

*** Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: August 28, 2025	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)