Form 10-Q
period 2025-10-31
MOVADO GROUP INC
filed 2025-11-25
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2025

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 20, 2025 were 15,682,352 and 6,455,602 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2025	2025	2024
			(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$183,876	$208,501	$181,548
Trade receivables, net	118,311	93,382	113,853
Inventories	196,911	156,738	176,137
Other current assets	18,936	21,786	22,625
Income taxes receivable	3,981	9,534	7,300
Total current assets	522,015	489,941	501,463
Property, plant and equipment, net	18,215	19,920	20,480
Operating lease right-of-use assets	72,516	86,009	88,892
Deferred and non-current income taxes	43,278	41,330	43,767
Other intangibles, net	4,456	5,537	6,192
Other non-current assets	91,419	86,494	86,358
Total assets	$751,899	$729,231	$747,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,149	$34,312	$29,429
Accrued liabilities	64,148	42,610	50,495
Accrued payroll and benefits	15,773	7,840	9,916
Current operating lease liabilities	20,186	19,263	18,851
Income taxes payable	1,443	8,935	6,985
Total current liabilities	128,699	112,960	115,676
Deferred and non-current income taxes payable	1,082	1,008	1,188
Non-current operating lease liabilities	62,884	75,508	79,410
Other non-current liabilities	59,345	56,176	57,028
Total liabilities	252,010	245,652	253,302
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,300,058, 29,178,287 and 29,174,709 shares issued, respectively	293	292	292
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,455,602, 6,458,376 and 6,458,376 shares issued, respectively	64	64	64
Capital in excess of par value	246,947	243,355	243,311
Retained earnings	437,387	446,704	446,401
Accumulated other comprehensive income	103,898	79,981	90,262
Treasury Stock, 13,617,962, 13,490,483 and 13,490,483 shares, respectively, at cost	(291,135)	(289,067)	(289,067)
Total Movado Group, Inc. shareholders' equity	497,454	481,329	491,263
Noncontrolling interest	2,435	2,250	2,587
Total equity	499,889	483,579	493,850
Total liabilities and equity	$751,899	$729,231	$747,152

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net sales	$186,132	$180,524	$479,730	$471,903
Cost of sales	85,076	83,894	219,759	217,101
Gross profit	101,056	96,630	259,971	254,802
Selling, general and administrative	89,331	90,597	243,948	244,009
Operating income	11,725	6,033	16,023	10,793
Non-operating income/(expense):
Other income, net	1,347	1,522	4,309	5,571
Interest expense	(136)	(144)	(357)	(372)
Income before income taxes	12,936	7,411	19,975	15,992
Provision for income taxes (Note 10)	3,275	2,365	5,896	5,241
Net income	9,661	5,046	14,079	10,751
Less: Net income attributable to noncontrolling interests	78	219	90	440
Net income attributable to Movado Group, Inc.	$9,583	$4,827	$13,989	$10,311

Basic income per share:
Weighted basic average shares outstanding	22,227	22,283	22,260	22,280
Net income per share attributable to Movado Group, Inc.	$0.43	$0.22	$0.63	$0.46

Diluted income per share:
Weighted diluted average shares outstanding	22,731	22,559	22,497	22,627
Net income per share attributable to Movado Group, Inc.	$0.42	$0.21	$0.62	$0.46

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net income	$9,661	$5,046	$14,079	$10,751
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $4, $1, ($6) and $8, respectively	12	4	(17)	24
Amortization of prior service cost, net of tax provision of $3, $3, $10 and $10, respectively	14	13	40	37
Foreign currency translation adjustments	3,573	2,241	23,894	(2,308)
Cash flow hedges:
Accumulated other comprehensive (loss)/income before reclassification, net of tax (benefit)/provision of ($17), ($37), ($327) and $1, respectively	(90)	(186)	(1,656)	4
Amounts reclassified from accumulated other comprehensive income, net of tax provision of $176, $76, $327 and $33, respectively	890	388	1,656	170
Total other comprehensive income/(loss), net of taxes	4,399	2,460	23,917	(2,073)
Less:
Comprehensive (loss)/income attributable to noncontrolling interests:
Net income	78	219	90	440
Foreign currency translation adjustments	35	-	95	(12)
Total comprehensive income attributable to noncontrolling interests	$113	$219	$185	$428
Total comprehensive income attributable to Movado Group, Inc.	$13,947	$7,287	$37,811	$8,250

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net income	$14,079	$10,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,039	6,960
Transactional losses	1,685	594
Provision for inventories and accounts receivable	4,282	4,489
Deferred income taxes	(708)	(1,582)
Stock-based compensation	3,525	4,094
Other	741	265
Changes in assets and liabilities:
Trade receivables	(17,823)	(30,220)
Inventories	(28,250)	(26,031)
Other current assets	4,014	(4,675)
Accounts payable	(9,314)	(3,709)
Accrued liabilities	14,868	11,224
Accrued payroll and benefits	7,508	2,369
Income taxes receivable	2,216	8,982
Income taxes payable	(3,938)	(20,954)
Other non-current assets	1,224	(3,141)
Other non-current liabilities	118	(43)
Net cash provided by/(used in) operating activities	1,266	(40,627)
Cash flows from investing activities:
Capital expenditures	(3,512)	(6,368)
Long-term investments	(2,727)	(5,467)
Trademarks and other intangibles	(58)	(86)
Net cash used in investing activities	(6,297)	(11,921)
Cash flows from financing activities:
Dividends paid	(23,306)	(23,319)
Stock repurchases	(1,594)	(2,628)
Stock awards and options exercised and other changes	(474)	(1,101)
Net cash used in financing activities	(25,374)	(27,048)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,875	(917)
Net decrease in cash, cash equivalents and restricted cash	(24,530)	(80,513)
Cash, cash equivalents, and restricted cash at beginning of year	209,214	262,814
Cash, cash equivalents, and restricted cash at end of period	$184,684	$182,301
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$183,876	$181,548
Restricted cash included in other non-current assets	808	753
Cash, cash equivalents, and restricted cash	$184,684	$182,301

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

The Company has included herein its restated unaudited Consolidated Financial Statements at October 31, 2024 and for the three and nine month periods ended October 31, 2024.

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

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2024
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$181,548	—	$181,548
Trade receivables, net	139,163	(25,310)	113,853
Inventories	168,929	7,208	176,137
Other current assets	22,625	—	22,625
Income taxes receivable	7,922	(622)	7,300
Total current assets	520,187	(18,724)	501,463
Property, plant and equipment, net	20,480	—	20,480
Operating lease right-of-use assets	88,892	—	88,892
Deferred and non-current income taxes	43,767	—	43,767
Other intangibles, net	6,192	—	6,192
Other non-current assets	86,358	—	86,358
Total assets	$765,876	$(18,724)	$747,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,429	—	$29,429
Accrued liabilities	51,245	(750)	50,495
Accrued payroll and benefits	12,541	(2,625)	9,916
Current operating lease liabilities	18,851	—	18,851
Income taxes payable	9,760	(2,775)	6,985
Total current liabilities	121,826	(6,150)	115,676
Deferred and non-current income taxes payable	1,188	—	1,188
Non-current operating lease liabilities	79,410	—	79,410
Other non-current liabilities	57,028	—	57,028
Total liabilities	259,452	(6,150)	253,302
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,174,709 shares issued	292	—	292
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,458,376 shares issued	64	—	64
Capital in excess of par value	243,311	—	243,311
Retained earnings	458,660	(12,259)	446,401
Accumulated other comprehensive income	90,323	(61)	90,262
Treasury Stock, 13,490,483 shares, at cost	(289,067)	—	(289,067)
Total Movado Group, Inc. shareholders' equity	503,583	(12,320)	491,263
Noncontrolling interest	2,841	(254)	2,587
Total equity	506,424	(12,574)	493,850
Total liabilities and equity	$765,876	$(18,724)	$747,152

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31, 2024			Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net sales	$182,727	$(2,203)	$180,524	$478,709	$(6,806)	$471,903
Cost of sales	84,331	(437)	83,894	218,435	(1,334)	217,101
Gross profit	98,396	(1,766)	96,630	260,274	(5,472)	254,802
Selling, general and administrative	91,846	(1,249)	90,597	247,383	(3,374)	244,009
Operating income	6,550	(517)	6,033	12,891	(2,098)	10,793
Non-operating income/(expense):
Other income, net	1,522	—	1,522	5,571	—	5,571
Interest expense	(144)	—	(144)	(372)	—	(372)
Income/(loss) before income taxes	7,928	(517)	7,411	18,090	(2,098)	15,992
Provision/(benefit) for income taxes	2,495	(130)	2,365	5,733	(492)	5,241
Net income/(loss)	5,433	(387)	5,046	12,357	(1,606)	10,751
Less: Net income/(loss) attributable to noncontrolling interest	383	(164)	219	695	(255)	440
Net income/(loss) attributable to Movado Group, Inc.	$5,050	$(223)	$4,827	$11,662	$(1,351)	$10,311

Basic income/(loss) per share:
Weighted basic average shares outstanding	22,283	—	22,283	22,280	—	22,280
Net income/(loss) per share attributable to Movado Group, Inc.	$0.23	$(0.01)	$0.22	$0.52	$(0.06)	$0.46

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	22,559	—	22,559	22,627	—	22,627
Net income/(loss) per share attributable to Movado Group, Inc.	$0.22	$(0.01)	$0.21	$0.52	$(0.06)	$0.46

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income/(loss)	$12,357	$(1,606)	$10,751
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	6,960	—	6,960
Transactional losses	594	—	594
Provision for inventories and accounts receivable	4,489	—	4,489
Deferred income taxes	(1,582)	—	(1,582)
Stock-based compensation	4,094	—	4,094
Other	265	—	265
Changes in assets and liabilities:
Trade receivables	(37,026)	6,806	(30,220)
Inventories	(24,697)	(1,334)	(26,031)
Other current assets	(4,675)	—	(4,675)
Accounts payable	(3,709)	—	(3,709)
Accrued liabilities	11,974	(750)	11,224
Accrued payroll and benefits	4,994	(2,625)	2,369
Income taxes receivable	8,374	608	8,982
Income taxes payable	(19,855)	(1,099)	(20,954)
Other non-current assets	(3,141)	—	(3,141)
Other non-current liabilities	(43)	—	(43)
Net cash used in operating activities	$(40,627)	$-	$(40,627)

The restatement had no impact on investing and financing activities or cash balances.

The following amounts (in thousands) were restated in the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended October 31, 2024.

	For the Three Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$5,433	$(387)	$5,046
Other comprehensive income/(loss):
Foreign currency translation adjustments	2,266	(25)	2,241
Total other comprehensive income/(loss)	2,485	(25)	2,460
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	383	(164)	219
Foreign currency translation adjustments	(1)	1	-
Total comprehensive income/(loss) attributable to noncontrolling interests	382	(163)	219
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$7,536	$(249)	$7,287

	For the Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated
Net income/(loss)	$12,357	$(1,606)	$10,751
Other comprehensive income/(loss):
Foreign currency translation adjustments	(2,247)	(61)	(2,308)
Total other comprehensive (loss)/income	(2,012)	(61)	(2,073)
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	695	(255)	440
Foreign currency translation adjustments	(13)	1	(12)
Total comprehensive income/(loss) attributable to noncontrolling interests	682	(254)	428
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$9,663	$(1,413)	$8,250

The following amounts (in thousands) were restated in the Consolidated Statement of Changes in Equity for the three and nine months ended October 31, 2024.

	For the Three Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$461,382	$(12,036)	$449,346
Net income/(loss) attributable to Movado Group, Inc.	5,050	(223)	4,827
Retained earnings ending balance	458,660	(12,259)	446,401

Accumulated other comprehensive income beginning balance	87,838	(36)	87,802
Foreign currency translation adjustment	2,266	(25)	2,241
Accumulated other comprehensive income ending balance	90,323	(61)	90,262

Noncontrolling interest beginning balance	2,459	(91)	2,368
Net income attributable to Movado Group, Inc.	383	(164)	219
Foreign currency translation adjustment	(1)	1	-
Noncontrolling interest ending balance	2,841	(254)	2,587

Total equity ending balance	$506,424	$(12,574)	$493,850

	For the Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Restated
Retained earnings beginning balance	$470,317	$(10,908)	$459,409
Net income/(loss) attributable to Movado Group, Inc.	11,662	(1,351)	10,311
Retained earnings ending balance	458,660	(12,259)	446,401

Accumulated other comprehensive income beginning balance	92,335	-	92,335
Foreign currency translation adjustment	(2,247)	(61)	(2,308)
Accumulated other comprehensive income ending balance	90,323	(61)	90,262

Noncontrolling interest beginning balance	2,159	-	2,159
Net income attributable to Movado Group, Inc.	695	(255)	440
Foreign currency translation adjustment	(13)	1	(12)
Noncontrolling interest ending balance	2,841	(254)	2,587

Total equity ending balance	$506,424	$(12,574)	$493,850

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09 "Improvements to Income Tax Disclosures" which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and the amendments in this ASU may be applied prospectively or retrospectively. Early adoption is permitted. The new disclosure requirements will be effective in the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2026. Other than the new disclosure requirements, this guidance will not have an impact on the Company's Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”, which updates the cost capitalization threshold for internal-use software developments costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its Consolidated Financial Statements and related disclosures.

NOTE 3 - COST-SAVINGS INITIATIVE

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales.

During the three and nine months ended October 31, 2025, the Company recorded zero and $1.5 million, respectively, in accruals for severance and employee-related charges which are included in Selling, general and administrative in the Consolidated Statements of Operations. During the second half of fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges which were included in Selling, general and administrative in the Consolidated Statements of Operations for the year ended January 31, 2025. The amounts recorded in fiscal year 2026 and 2025 are included in both the United States and International locations in the Watch and Accessory segment.

Of the total amount recorded, $1.3 million related to severance and employee-related charges was paid during fiscal year 2025, and $2.7 million related to severance and employee-related charges and $0.5 million of early lease termination related fees and costs were paid/utilized during the first nine months of fiscal year 2026. Of the remaining amount, $1.2 million is included in Accrued payroll and benefits in the Consolidated Balance Sheet at October 31, 2025. The Company expects the remaining severance and employee-related expenses to be paid during the remainder of fiscal year 2026.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Weighted average common shares outstanding:
Basic	22,227	22,283	22,260	22,280
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	504	276	237	347
Diluted	22,731	22,559	22,497	22,627

For the three months ended October 31, 2025 and 2024, approximately 0.4 million and 0.8 million, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2025 and 2024, approximately 0.8 million and 0.7 million, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

During the nine months ended October 31, 2025, the Company declared and paid three separate cash dividends each at $0.35 per share aggregating to $23.3 million. During the nine months ended October 31, 2024, the Company declared and paid three separate cash dividends each at $0.35 per share aggregating to $23.3 million.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2025	January 31, 2025	October 31, 2024
			(As Restated)
Finished goods	$166,512	$129,204	$146,709
Component parts	27,309	23,905	25,802
Work-in-process	3,090	3,629	3,626
	$196,911	$156,738	$176,137

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

As of both October 31, 2025, and October 31, 2024, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2025 and October 31, 2024. At October 31, 2025, the letters of credit have expiration dates through June 1, 2026. As of both October 31, 2025, and October 31, 2024, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three and nine months ended October 31, 2025 and 2024, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of October 31, 2025, and 2024, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.1 million and $7.5 million, respectively. As of October 31, 2025, and 2024, there were no borrowings against these lines. As of October 31, 2025 and 2024, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million and $1.4 million, respectively, in various foreign currencies, of which $0.8 million and $0.8 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both the nine month periods ended October 31, 2025 and October 31, 2024 and amortization of debt fees was $0.2 million for both the nine month periods ended October 31, 2025 and October 31, 2024.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of October 31, 2025, the Company did not have any net forward contracts in its hedging portfolio that qualified as cash flow hedging instruments. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of October 31, 2025, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 28.0 million Swiss Francs equivalent, 37.4 million U.S. dollars equivalent, 22.2 million Euros equivalent and 5.4 million British Pounds equivalent with various expiry dates ranging through April 2, 2026. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Cost of sales, Selling, general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of October 31, 2025, January 31, 2025 and October 31, 2024 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2025 Fair Value	January 31, 2025 Fair Value	October 31, 2024 Fair Value	Balance Sheet Location	October 31, 2025 Fair Value	January 31, 2025 Fair Value	October 31, 2024 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	$219	Accrued Liabilities	$—	$—	$—
Total Derivative Instruments		$—	$—	$219		$—	$—	$—

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2025 Fair Value	January 31, 2025 Fair Value	October 31, 2024 Fair Value	Balance Sheet Location	October 31, 2025 Fair Value	January 31, 2025 Fair Value	October 31, 2024 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$69	$13	$154	Accrued Liabilities	$287	$1,111	$77
Total Derivative Instruments		$69	$13	$154		$287	$1,111	$77

As of October 31, 2025, January 31, 2025 and October 31, 2024, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income were $0, $0 and $0.2 million, respectively. For the three months ended October 31, 2025, and October 31, 2024, the Company reclassified ($0.9) million and ($0.4) million, respectively, from accumulated other comprehensive loss to Net sales in the Consolidated Statements of Operations. For the nine months ended October 31, 2025, and October 31, 2024, the Company reclassified ($1.7) million and ($0.2) million, respectively, from accumulated other comprehensive loss to Net sales in the Consolidated Statements of Operations. No ineffectiveness has been recorded for the three months and nine months ended October 31, 2025.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 and 2024 and January 31, 2025 (in thousands):

		Fair Value at October 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$283	$—	$—	$283
Short-term investment	Other current assets	148	—	—	148
SERP assets - employer	Other non-current assets	797	—	—	797
SERP assets - employee	Other non-current assets	56,411	—	—	56,411
Defined benefit plan assets	Other non-current liabilities	—	—	37,218	37,218
Hedge derivatives	Other current assets	—	69	—	69
Total		$57,639	$69	$37,218	$94,926
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$56,411	$—	$—	$56,411
Hedge derivatives	Accrued liabilities	—	287	—	287
Total		$56,411	$287	$—	$56,698

		Fair Value at January 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$306	$—	$—	$306
Short-term investment	Other current assets	143	—	—	143
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	53,442	—	—	53,442
Defined benefit plan assets	Other non-current liabilities	—	—	34,313	34,313
Hedge derivatives	Other current assets	—	13	—	13
Total		$54,496	$13	$34,313	$88,822
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,442	$—	$—	$53,442
Hedge derivatives	Accrued liabilities	—	1,111	—	1,111
Total		$53,442	$1,111	$—	$54,553

		Fair Value at October 31, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$278	$—	$—	$278
Short-term investment	Other current assets	149	—	—	149
SERP assets - employer	Other non-current assets	737	—	—	737
SERP assets - employee	Other non-current assets	53,869	—	—	53,869
Defined benefit plan assets	Other non-current liabilities	—	—	35,524	35,524
Hedge derivatives	Other current assets	—	373	—	373
Total		$55,033	$373	$35,524	$90,930
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,869	$—	$—	$53,869
Hedge derivatives	Accrued liabilities	—	77	—	77
Total		$53,869	$77	$—	$53,946

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the defined benefit plan and included in other non-current liabilities in the Consolidated Balance Sheets at October 31, 2025, January 31, 2025, and October 31, 2024.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2025, the Company invested approximately $14.1 million and during the first nine months of fiscal 2026, the Company invested an additional $2.7 million in venture capital funds. During the three months ended July 31, 2025, the Company recorded a non-cash impairment charge of $0.4 million (recorded in Other income, net in the Consolidated Statements of Operations for the nine months ended October 31, 2025) related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in fair value primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. The Company will continue to regularly evaluate the carrying value of its investments. The carrying value of the investments is recorded in Other non-current assets in the Consolidated Balance Sheets at October 31, 2025, January 31, 2025 and October 31, 2024.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2025, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $3.3 million and $2.4 million for the three months ended October 31, 2025 and 2024, respectively. The effective tax rate was 25.3% and 31.9% for the three months ended October 31, 2025 and 2024, respectively.

The Company recorded an income tax provision of $5.9 million and $5.2 million for the nine months ended October 31, 2025 and 2024, respectively. The effective tax rate was 29.5% and 32.8% for the nine months ended October 31, 2025 and 2024, respectively.

The significant components of the effective tax rate for both the three and nine month periods changed primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend in the prior year and changes in certain foreign valuation allowances, partially offset by changes in jurisdictional earnings.

At October 31, 2025, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $252.2 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will continue to evaluate and monitor potential impact on future periods; however, the Company does not expect the OBBBA to have a material impact on its Consolidated Financial Statements.

NOTE 11 – EQUITY

The components of equity for the three and nine months ended October 31, 2025 and 2024 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, July 31, 2025	$—	29,299	$293	6,455	$64	$245,632	$435,553	$99,499	$(291,128)	$2,322	$492,235
Net income attributable to Movado Group, Inc.							9,583			78	9,661
Dividends ($0.35 per share)							(7,749)				(7,749)
Stock awards and options exercised		1							(7)		(7)
Stock repurchases											—
Conversion of Class A Common Stock to Common Stock											—
Supplemental executive retirement plan						24					24
Stock-based compensation expense						1,291					1,291
Net unrealized gain on investments, net of tax provision of $4								12			12
Net change in effective portion of hedging contracts, net of tax provision of $159								800			800
Amortization of prior service cost, net of tax provision of $3								14			14
Foreign currency translation adjustment (3)								3,573		35	3,608
Balance, October 31, 2025	$—	29,300	$293	6,455	$64	$246,947	$437,387	$103,898	$(291,135)	$2,435	$499,889

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, July 31, 2024 (As Restated)	$—	29,170	$292	6,458	$64	$242,039	$449,346	$87,802	$(287,499)	$2,368	$494,412
Net income attributable to Movado Group, Inc.							4,827			219	5,046
Dividends ($0.35 per share)							(7,772)				(7,772)
Stock awards and options exercised		5							(26)		(26)
Stock repurchases									(1,542)		(1,542)
Conversion of Class A Common Stock to Common Stock											—
Supplemental executive retirement plan						33					33
Stock-based compensation expense						1,239					1,239
Net unrealized gain on investments, net of tax provision of $1								4			4
Net change in effective portion of hedging contracts, net of tax provision of $39								202			202
Amortization of prior service cost, net of tax provision of $3								13			13
Foreign currency translation adjustment (3)								2,241		-	2,241
Balance, October 31, 2024 (As Restated)	$—	29,175	$292	6,458	$64	$243,311	$446,401	$90,262	$(289,067)	$2,587	$493,850

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2025	$—	29,178	$292	6,458	$64	$243,355	$446,704	$79,981	$(289,067)	$2,250	$483,579
Net income attributable to Movado Group, Inc.							13,989			90	14,079
Dividends ($1.05 per share)							(23,306)				(23,306)
Stock awards and options exercised		116	1			(1)			(474)		(474)
Stock repurchases									(1,594)		(1,594)
Conversion of Class A Common Stock to Common Stock		3		(3)							—
Supplemental executive retirement plan		3				68					68
Stock-based compensation expense						3,525					3,525
Net unrealized loss on investments, net of tax benefit of ($6)								(17)			(17)
Net change in effective portion of hedging contracts, net of tax provision of $0								—			—
Amortization of prior service cost, net of tax provision of $10								40			40
Foreign currency translation adjustment (3)								23,894		95	23,989
Balance, October 31, 2025	$—	29,300	$293	6,455	$64	$246,947	$437,387	$103,898	$(291,135)	$2,435	$499,889

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2024 (As Restated)	$—	29,004	$290	6,483	$64	$239,062	$459,409	$92,335	$(285,270)	$2,159	$508,049
Net income attributable to Movado Group, Inc.							10,311			440	10,751
Dividends ($1.05 per share)							(23,319)				(23,319)
Stock awards and options exercised		145	2			66			(1,169)		(1,101)
Stock repurchases									(2,628)		(2,628)
Conversion of Class A Common Stock to Common Stock		25		(25)							—
Supplemental executive retirement plan		1				89					89
Stock-based compensation expense						4,094					4,094
Net unrealized gain on investments, net of tax provision of $8								24			24
Net change in effective portion of hedging contracts, net of tax provision of $34								174			174
Amortization of prior service cost, net of tax provision of $10								37			37
Foreign currency translation adjustment (3)								(2,308)		(12)	(2,320)
Balance, October 31, 2024 (As Restated)	$—	29,175	$292	6,458	$64	$243,311	$446,401	$90,262	$(289,067)	$2,587	$493,850

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

During the nine months ended October 31, 2025, the Company repurchased 100,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.6 million, or an average of $15.94 per share. During the nine months ended October 31, 2024, the Company repurchased a total of 120,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $2.6 million, or an average of $21.90 per share.

At October 31, 2025, $48.4 million remains available for purchase under the Company's December 5, 2024 repurchase program.

There were 27,479 and 42,388 shares of common stock repurchased during the nine months ended October 31, 2025 and 2024, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at October 31, 2025 and 2024, and January 31, 2025, related to each component of accumulated other comprehensive income are as follows (in thousands):

	October 31, 2025	January 31, 2025	October 31, 2024
			(As Restated)
Foreign currency translation adjustments	$105,413	$81,519	$91,532
Available-for-sale securities	198	215	193
Cash flow hedges	—	—	217
Unrecognized prior service cost related to defined benefit pension plan	(82)	(122)	(134)
Net actuarial loss related to defined benefit pension plan	(1,631)	(1,631)	(1,546)
Total accumulated other comprehensive income	$103,898	$79,981	$90,262

Amounts reclassified from accumulated other comprehensive loss to operating income in the Consolidated Statements of Operations during the nine months ended October 31, 2025 and October 31, 2024 were ($1.7) million and ($0.2) million, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
Customer Type	2025	2024	2025	2024
		(As Restated)		(As Restated)
Wholesale	$150,046	$148,118	$371,754	$367,494
Direct to consumer	35,265	31,578	105,492	101,931
After-sales service	821	828	2,484	2,478
Net Sales	$186,132	$180,524	$479,730	$471,903

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the nine months ended October 31, 2025 and October 31, 2024.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended October 31, 2025 and 2024 was $0 and $0.2 million, respectively. Total compensation expense for stock option grants recognized during the nine months ended October 31, 2025 and 2024 was $0.1 million and $0.7 million, respectively. As of October 31, 2025, there was no unrecognized compensation cost related to unvested stock options. There were no stock options exercised during the nine months ended October 31, 2025. Total cash consideration received for stock option exercises during the nine months ended October 31, 2024 was $0.1 million.

The following table summarizes the Company’s stock options activity during the first nine months of fiscal 2026:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2025 (802,850 options exercisable)	951,489	$23.13	$12.42-$38.04	5.5	$1,775
Granted	—	—	—
Exercised	—	—	—
Forfeited	(22,140)	$30.36	$30.36
Options outstanding at October 31, 2025	929,349	$22.96	$12.42-$38.04	4.8	$1,337
Exercisable at October 31, 2025	929,349	$22.96		4.8	$1,337
Expected to vest at October 31, 2025	—	—		—	$—

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended October 31, 2025 and 2024, compensation expense for stock awards was $1.3 million and $1.0 million, respectively. For both the nine months ended October 31, 2025 and 2024, compensation expense for stock awards was $3.4 million. As of October 31, 2025, there was approximately $6.6 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the Company’s stock awards activity during the first nine months of fiscal 2026:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2025	657,362	$29.43
Units granted	508,428	$13.53
Units vested	(116,565)	$35.23
Units forfeited	(31,487)	$23.13
Units outstanding at October 31, 2025	1,017,738	$21.02	1.6	$18,533

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. There were 27,479 and 42,388 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $0.5 million and $1.2 million for the nine months ended October 31, 2025 and 2024, respectively. The total fair value of stock award units that vested during the first nine months of fiscal 2026 was $4.1 million.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The following table summarizes the Company's net sales in the International locations by region as a percentage of the Company's total net sales for the three and nine months ended October 31, 2025 and 2024.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Europe	38.1%	34.0%	35.3%	32.2%
Americas (excluding the United States)	7.9%	8.9%	10.0%	9.4%
Asia	6.9%	10.0%	6.7%	9.2%
Middle East	6.2%	7.7%	6.3%	7.4%
Total International Operations	59.1%	60.6%	58.3%	58.2%

Operating Segment Data for the Three Months Ended October 31, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
		(As Restated)
Watch and Accessory Brands:
Owned brands category	$46,016	$50,269
Licensed brands category	116,356	109,319
After-sales service and all other	343	72
Total Watch and Accessory Brands	162,715	159,660
Company Stores	23,417	20,864
Consolidated total	$186,132	$180,524

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2025	2025	2025	2024	2024	2024
				(As Restated)		(As Restated)

Net sales	$162,715	$23,417	$186,132	$159,660	$20,864	$180,524
Cost of sales	75,540	9,536	85,076	75,300	8,594	83,894
Gross profit	87,175	13,881	101,056	84,360	12,270	96,630
Selling, general and administrative	77,980	11,351	89,331	79,605	10,992	90,597
Operating income (1) (2)	$9,195	$2,530	$11,725	$4,755	$1,278	$6,033
Other income, net			1,347			1,522
Interest expense			(136)			(144)
Income before income taxes			$12,936			$7,411

Depreciation and amortization	$1,828	$554	$2,382	$1,804	$574	$2,378

(1)
The operating income in the Watch and Accessory Brands Segment included $16.6 million and $11.6 million of unallocated corporate expenses for the three months ended October 31, 2025 and 2024, respectively, and $20.0 million and $20.5 million of certain intercompany profits related to the Company's supply chain operations for the three months ended October 31, 2025 and 2024, respectively.
(2)
The operating income in the Watch and Accessory Brands segment for the three months ended October 31, 2025, included a pre-tax charge of $0.9 million of costs related to the investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary. The operating income in the Watch and Accessory Brands segment for the three months ended October 31, 2024, included a pre-tax charge of $2.7 million related to the Company's cost-savings initiative.

Operating Segment Data as of and for the Nine Months Ended October 31, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
Watch and Accessory Brands:		(As Restated)
Owned brands category	$121,268	$135,572
Licensed brands category	289,018	267,783
After-sales service and all other	2,908	5,028
Total Watch and Accessory Brands	413,194	408,383
Company Stores	66,536	63,520
Consolidated total	$479,730	$471,903

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2025	2025	2025	2024	2024	2024
				(As Restated)		(As Restated)

Net sales	$413,194	$66,536	$479,730	$408,383	$63,520	$471,903
Cost of sales	193,329	26,430	219,759	191,858	25,243	217,101
Gross profit	219,865	40,106	259,971	216,525	38,277	254,802
Selling, general and administrative	210,848	33,100	243,948	211,148	32,861	244,009
Operating income (1) (2)	$9,017	$7,006	$16,023	$5,377	$5,416	$10,793
Other income, net			4,309			5,571
Interest expense			(357)			(372)
Income before income taxes			$19,975			$15,992

Depreciation and amortization	$5,388	$1,651	$7,039	$5,279	$1,681	$6,960

(1)
The operating income in the Watch and Accessory Brands Segment included $35.3 million and $26.6 million of unallocated corporate expenses for the nine months ended October 31, 2025 and 2024, respectively, and $48.6 million and $48.8 million of certain intercompany profits related to the Company's supply chain operations for the nine months ended October 31, 2025 and 2024, respectively.
(2)
The operating income in the Watch and Accessory Brands segment for the nine months ended October 31, 2025, included a pre-tax charge of $1.5 million related to the Company's cost-savings initiative and a pre-tax charge of $3.0 million of costs related to the investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary. The operating income in the Watch and Accessory Brands segment for the nine months ended October 31, 2024, included a pre-tax charge of $2.7 million related to the Company's cost-savings initiative.

	Total Assets			Capital Expenditures
	October 31, 2025	January 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
			(As Restated)

Watch and Accessory Brands	$693,543	$668,403	$681,664	$2,282	$4,262
Company Stores	58,356	60,828	65,488	1,230	2,106
Consolidated total	$751,899	$729,231	$747,152	$3,512	$6,368

Geographic Location Data for the Three Months Ended October 31, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
		(As Restated)
United States	$76,052	$71,147
International	110,080	109,377
Consolidated total	$186,132	$180,524

United States and International net sales are net of intercompany sales of $68.1 million and $82.5 million for the three months ended October 31, 2025 and 2024, respectively.

Geographic Location Data as of and for the Nine Months Ended October 31, 2025 and 2024 (in thousands):

	Net Sales
	2025	2024
		(As Restated)
United States	$200,181	$197,286
International	279,549	274,617
Consolidated total	$479,730	$471,903

United States and International net sales are net of intercompany sales of $224.2 million and $226.5 million for the nine months ended October 31, 2025 and 2024, respectively.

Long-Lived Assets consist of Operating Right-of-Use Assets and Property, Plant and Equipment, Net.

	Long-Lived Assets
	October 31, 2025	January 31, 2025	October 31, 2024
United States	$66,133	$75,160	$78,200
International	24,598	30,769	31,172
Consolidated total	$90,731	$105,929	$109,372

	Operating Right-of-Use Assets
	October 31, 2025	January 31, 2025	October 31, 2024
United States	$53,717	$61,916	$64,797
International	18,799	24,093	24,095
Consolidated total	$72,516	$86,009	$88,892

	Property, Plant and Equipment, Net
	October 31, 2025	January 31, 2025	October 31, 2024
United States	$12,416	$13,244	$13,403
International	5,799	6,676	7,077
Consolidated total	$18,215	$19,920	$20,480

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2025 Annual Report on Form 10-K and are incorporated by reference herein. As of October 31, 2025, there have been no material changes to any of the Company's critical accounting policies.

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

Since February 2020, the Company’s U.S. imports of Chinese-origin watch bands and jewelry have been subject to a special incremental tariff of 7.5%, and imports of Chinese-origin packaging have been subject to a 25% special tariff. Since March 2025, the United States government has imposed additional tariffs on its global trading partners, with individual rates set for each country following trade negotiations. As of the date of this quarterly report, additional special tariffs apply as follows: 20% on U.S. imports of China-origin goods, 15% minus the standard (most-favored-nation) duty rate on Japan-origin goods, and 39% on Switzerland-origin goods. However, on November 14, 2025, the Trump Administration announced a framework agreement with Switzerland pursuant to which the special tariff on Switzerland-origin goods is being reduced to 15% minus the standard (most-favored-nation) duty rate. Once the new tariff rate on Switzerland-origin goods goes into effect, the Company's average duty rate should decline relative to fiscal 2026 third quarter levels, but will still be materially higher than in past years.

In response to the incremental tariffs, the Company has implemented selective wholesale and retail price increases and is developing additional mitigation strategies. These include potential changes to sourcing and operational processes that could result in a change in country of origin for certain products or otherwise reduce the Company’s exposure to U.S. tariffs. However, the Company expects the tariffs to have a material impact on its U.S. operations even after giving effect to any mitigation efforts, unless these rates are significantly reduced.

Cost-Savings Initiative

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales. As a result of this initiative, during fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges and an additional $1.5 million was recorded in accruals for severance and employee-related charges during the first nine months of fiscal year 2026. Of the total amount recorded, $1.3 million was paid related to severance and employee related charges during fiscal year 2025, and $2.7 million paid related to severance and employee-related charges and $0.5 million of early lease termination related fees and costs were paid/utilized during the first nine months of fiscal year 2026, with the balance expected to be paid during the remainder of fiscal year 2026. The Company expects go-forward annual savings from the cost-savings initiatives of approximately $10.0 million.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three and nine months ended October 31, 2025 compared to the three and nine months ended October 31, 2024, along with a discussion of the changes in financial condition during the first nine months of fiscal 2026. The Company’s results of operations for the first nine months of fiscal 2026 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2026. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the Securities and Exchange Commission on April 16, 2025.

Results of operations for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (As Restated)

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2025	2024
		(As Restated)
Watch and Accessory Brands:
United States	$54,182	$51,596
International	108,533	108,064
Total Watch and Accessory Brands	162,715	159,660
Company Stores:
United States	21,870	19,551
International	1,547	1,313
Total Company Stores	23,417	20,864
Net Sales	$186,132	$180,524

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2025	2024
Watch and Accessory Brands:		(As Restated)
Owned brands category	$46,016	$50,269
Licensed brands category	116,356	109,319
After-sales service and all other	343	72
Total Watch and Accessory Brands	162,715	159,660
Company Stores	23,417	20,864
Net Sales	$186,132	$180,524

Net Sales

Net sales for the three months ended October 31, 2025 were $186.1 million, representing a $5.6 million or 3.1% increase from the prior year period. For the three months ended October 31, 2025, fluctuations in foreign currency exchange rates positively impacted net sales by $3.4 million when compared to the prior year period. Excluding this $3.4 million impact, net sales would have increased by 1.2% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2025 in the Watch and Accessory Brands segment were $162.7 million, above the prior year period by $3.1 million, or 1.9%. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers, with an increase in net sales recorded in the licensed brands category of $7.0 million, or 6.4%, partially offset by a decrease in net sales recorded in the owned brands category of $4.3 million, or 8.5%. Fluctuations in foreign exchange rates positively impacted net sales for the three months ended October 31, 2025, while an unfavorable sales mix limited net sales growth relative to unit volume growth.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2025 in the United States locations of the Watch and Accessory Brands segment were $54.2 million, above the prior year period by $2.6 million, or 5.0%, resulting primarily from increased volumes resulting from higher demand in the Company's wholesale customers, partially offset by an unfavorable sales mix. The net sales recorded in the licensed brands category increased $3.4 million, or 20.9%, partially offset by a decrease in net sales recorded in the owned brands category of $1.7 million, or 4.8%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2025 in the International locations of the Watch and Accessory Brands segment were $108.5 million, above the prior year by $0.5 million, or 0.4%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $3.4 million when compared to the prior year period. The increase in net sales was primarily due to increased volumes resulting from higher demand in the licensed brands category in the Company's wholesale customers and the positive impact of fluctuations in foreign exchange rates, partially offset by lower demand in the owned brands category in the Company's wholesale customers. The net sales increase recorded in the licensed brands category was $3.6 million, or 3.9%, primarily due to net sales increases in Europe and the Americas (excluding the United States), partially offset by net sales decreases in the Middle East and Asia. The net sales decrease recorded in the owned brands category was $2.6 million, or 17.3%, primarily due to net sales decreases in Asia, the Middle East and Europe, partially offset by a net sales increase in the Americas (excluding the United States).

Company Stores Net Sales

Net sales for the three months ended October 31, 2025 in the Company Stores segment were $23.4 million, $2.6 million or 12.2% above the prior year period. The net sales increase was primarily due to increased volumes mainly due to higher foot traffic in the Company's stores, an increase in sales from the Company's online outlet store at www.movadocompanystore.com and a new store opening, partially offset by unfavorable sales mix in the Company stores. As of October 31, 2025 and 2024, the Company operated 57 and 56 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended October 31, 2025 was $101.1 million or 54.3% of net sales as compared to $96.6 million or 53.5% of net sales in the prior year period. The increase in gross profit of $4.5 million was due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 80 basis points for the three months ended October 31, 2025 reflected a favorable sales mix (approximately 240 basis points) and the increased leveraging of certain reduced costs over higher sales (approximately 110 basis points), partially offset by the negative impact due to increased U.S. tariffs (approximately 230 basis points), a negative impact of fluctuations in foreign exchange rates (approximately 30 basis points) and higher shipping costs (approximately 10 basis points).

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2025 were $89.3 million, representing a decrease from the prior year period of $1.3 million, or 1.4%. The decrease in SG&A expenses was primarily due to (i) lower marketing expenses of $4.9 million and (ii) a decrease in payroll related expenses of $3.9 million (which included severance costs in the prior year period of $2.7 million related to the cost-savings initiative discussed under "Recent Developments and Initiatives"). These decreases were partially offset by an increase in performance-based compensation of $5.2 million, costs of $0.9 million related to the internal investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary that resulted in a restatement of previously issued financial statements and $0.3 million in rent related expenses due to a new store opening. For the three months ended October 31, 2025, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $2.3 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended October 31, 2025 the Company recorded operating income of $9.2 million in the Watch and Accessory Brands segment which includes $16.6 million of unallocated corporate expenses as well as $20.0 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended October 31, 2024, the Company recorded operating income of $4.8 million in the Watch and Accessory Brands segment which included $11.6 million of unallocated corporate expenses as well as $20.5 million of certain intercompany profits related to the Company’s supply chain operations. The $4.4 million increase in operating income was the result of an increase in gross profit of $2.8 million combined with lower SG&A expenses of $1.6 million when compared to the prior year period. The increase in gross profit was the result of higher net sales combined with a higher gross margin percentage primarily due to a favorable impact of sales mix and the increased leveraging of certain reduced costs over higher sales, partially offset by increased U.S. tariffs, a negative impact of fluctuations in foreign exchange rates and higher shipping costs. The decrease in SG&A expenses was primarily due to (i) lower marketing expenses of $4.7 million and (ii) a decrease in payroll related expenses of $3.9 million (which included severance costs in the prior year period of $2.7 million related to the cost-savings initiative). These decreases were partially offset by an increase in performance-based compensation of $5.1 million and costs of $0.9 million related to the internal investigation of allegations of misconduct within the Dubai branch.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2025, the Company recorded operating loss of $15.7 million which includes unallocated corporate expenses of $16.6 million. For the three months ended October 31, 2024 the Company recorded operating loss of $14.8 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $11.6 million. The increase in operating loss was the result of a decrease in gross profit of $0.3 million combined with an increase in SG&A expenses of $0.6 million when compared to the prior year period. The decrease in gross profit of $0.3 million was the result of higher net sales, offset by a lower gross margin percentage primarily due to increased U.S. tariffs and a negative impact of fluctuations in foreign exchange rates, partially offset by the increased leveraging of certain fixed costs as a result of higher sales. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $4.7 million and (ii) costs of $0.6 million related to the internal investigation of allegations of misconduct within the Company's Dubai branch. These increases were partially offset by lower marketing expenses of $2.6 million and a decrease in payroll related expenses of $2.5 million (which included severance costs in the prior year period of $1.5 million related to the cost-savings initiative).

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2025, the Company recorded operating income of $24.9 million which includes $20.0 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended October 31, 2024 the Company recorded operating income of $19.5 million in the International locations of the Watch and Accessory Brands segment which included $20.5 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of higher gross profit of $3.2 million combined with lower SG&A expenses of $2.2 million. The increase in gross profit of $3.2 million was primarily the result of higher net sales combined with a higher gross margin percentage primarily due to a favorable impact of sales mix, increased leveraging of certain reduced costs over higher sales and the positive impact of fluctuations in foreign exchange rates. The decrease in SG&A expenses was primarily due to (i) lower marketing expense of $2.1 million and (ii) a decrease in payroll related expenses of $1.4 million (which included severance costs in the prior year period of $1.2 million related to the cost-savings initiative). These decreases were partially offset by an increase in performance-based compensation of $0.4 million and costs of $0.3 million related to the internal investigation of allegations of misconduct within the Company's Dubai branch.

Company Stores Operating Income

The Company recorded operating income of $2.5 million and $1.3 million in the Company Stores segment for the three months ended October 31, 2025 and 2024, respectively. The increase in operating income of $1.2 million was primarily related to an increase in gross profit of $1.6 million, mainly due to higher sales combined with a higher gross margin percentage, partially offset by an increase in SG&A expenses of $0.4 million primarily due to rent related expenses due to a new store opening. As of October 31, 2025, and 2024, the Company Stores segment operated 57 and 56 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $1.3 million and $1.5 million for the three months ended October 31, 2025, primarily due to interest income.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended October 31, 2025 and 2024. There were no borrowings under the Company's revolving credit facility during the three months ended October 31, 2025 and 2024.

Income Taxes

The Company recorded an income tax provision of $3.3 million and $2.4 million for the three months ended October 31, 2025 and 2024, respectively.

The effective tax rate was 25.3% and 31.9% for the three months ended October 31, 2025 and 2024, respectively. The significant components of the effective tax rate changed primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend in the prior year and changes in certain foreign valuation allowances, partially offset by changes in jurisdictional earnings.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $9.6 million and $4.8 million for the three months ended October 31, 2025 and 2024, respectively.

Results of operations for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (As Restated)

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2025	2024
		(As Restated)
Watch and Accessory Brands:
United States	$137,551	$137,218
International	275,643	271,165
Total Watch and Accessory Brands	413,194	408,383
Company Stores:
United States	62,630	60,068
International	3,906	3,452
Total Company Stores	66,536	63,520
Net Sales	$479,730	$471,903

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2025	2024
Watch and Accessory Brands:		(As Restated)
Owned brands category	$121,268	$135,572
Licensed brands category	289,018	267,783
After-sales service and all other	2,908	5,028
Total Watch and Accessory Brands	413,194	408,383
Company Stores	66,536	63,520
Net Sales	$479,730	$471,903

Net Sales

Net sales for the nine months ended October 31, 2025 were $479.7 million, representing a $7.8 million or 1.7% increase from the prior year period. For the nine months ended October 31, 2025, fluctuations in foreign currency exchange rates positively impacted net sales by $4.8 million when compared to the prior year period. Excluding this $4.8 million impact, net sales would have increased by 0.6% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2025 in the Watch and Accessory Brands segment were $413.2 million, above the prior year period by $4.8 million, or 1.2%. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers, with an increase in net sales recorded in the licensed brands category of $21.2 million, or 7.9%, partially offset by a decrease in net sales recorded in the owned brands category of $14.4 million, or 10.6%. Fluctuations in foreign exchange rates positively impacted net sales for the nine months ended October 31, 2025, while an unfavorable sales mix limited net sales growth relative to unit volume growth.

United States Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2025 in the United States locations of the Watch and Accessory Brands segment were $137.6 million, above the prior year period by $0.3 million, or 0.2%, resulting primarily from increased volumes resulting from higher demand in the Company's wholesale customers, partially offset by an unfavorable sales mix. The net sales recorded in the licensed brands category increased $7.8 million, or 21.7%, partially offset by a decrease in net sales recorded in the owned brands category of $7.8 million, or 7.8%.

International Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2025 in the International locations of the Watch and Accessory Brands segment were $275.6 million, above the prior year by $4.5 million, or 1.7%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $4.8 million when compared to the prior year period. The increase in net sales was primarily due to increased volumes resulting from higher demand in the licensed brands category in the Company's wholesale customers and the positive impact of fluctuations in foreign exchange rates, partially offset by lower demand in the owned brands category in the Company's wholesale customers. The net sales increase recorded in the licensed brands category was $13.5 million, or 5.8%, primarily due to net sales increases in Europe and the Americas (excluding the United States), partially offset by net sales decreases in Asia and the Middle East. The net sales decrease recorded in the owned brands category was $6.5 million, or 18.0%, primarily due to net sales decreases in the Middle East, Asia and Europe, partially offset by a net sales increase in the Americas (excluding the United States).

Company Stores Net Sales

Net sales for the nine months ended October 31, 2025 in the Company Stores segment were $66.5 million, $3.0 million or 4.7% above the prior year period. The net sales increase was primarily due to an increase in sales from the Company's online outlet store at www.movadocompanystore.com, increased volumes mainly due to higher foot traffic in the Company's stores and a new store opening, partially offset by unfavorable sales mix in the Company stores. As of October 31, 2025 and 2024, the Company operated 57 and 56 retail outlet locations, respectively.

Gross Profit

Gross profit for the nine months ended October 31, 2025 was $260.0 million or 54.2% of net sales as compared to $254.8 million or 54.0% of net sales in the prior year period. The increase in gross profit of $5.2 million was due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 20 basis points for the nine months ended October 31, 2025 reflected a favorable sales mix (approximately 180 basis points) and the increased leveraging of certain reduced costs over higher sales (approximately 40 basis points), partially offset by the negative impact due to increased U.S. tariffs (approximately 130 basis points) and a negative impact of fluctuations in foreign exchange rates (approximately 70 basis points).

Selling, General and Administrative (“SG&A”)

SG&A expenses for the nine months ended October 31, 2025 were $243.9 million, representing a decrease from the prior year period of $0.1 million, or 0.0%. The decrease in SG&A expenses was primarily due to (i) lower marketing expenses of $8.2 million, (ii) a decrease in payroll related expense of $6.8 million (which included a decrease in severance costs of $1.3 million related to the cost-savings initiative) and (iii) a decrease in information technology related charges of $0.8 million. These decreases were partially offset by an increase in performance-based compensation of $7.8 million, costs of $3.0 million related to the internal investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary that resulted in a restatement of previously issued financial statements, a $2.6 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment and an increase of $0.6 million in rent related expenses due to a new store opening. For the nine months ended October 31, 2025, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $5.2 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the nine months ended October 31, 2025 the Company recorded operating income of $9.0 million in the Watch and Accessory Brands segment which includes $35.3 million of unallocated corporate expenses as well as $48.6 million of certain intercompany profits related to the Company’s supply chain operations. For the nine months ended October 31, 2024, the Company recorded operating income of $5.4 million in the Watch and Accessory Brands segment which included $26.6 million of unallocated corporate expenses as well as $48.8 million of certain intercompany profits related to the Company’s supply chain operations. The $3.6 million increase in operating income was the result of an increase in gross profit of $3.3 million, combined with lower SG&A expenses of $0.3 million when compared to the prior year period. The increase in gross profit was the result of higher net sales combined with a higher gross margin percentage primarily due to a favorable impact of sales mix and the increased leveraging of certain reduced costs over higher sales, partially offset by increased U.S. tariffs and a negative impact of fluctuations in foreign exchange rates. The decrease in SG&A expenses was primarily due to (i) lower marketing expenses of $7.8 million, (ii) a decrease in payroll related expense of $6.7 million (which included a decrease in severance costs of $1.3 million related to the cost-savings initiative) and (iii) a decrease in information technology related charges of $0.8 million. These decreases were partially offset by an increase in performance-based compensation of $7.6 million, costs of $3.0 million related to the internal investigation of allegations of misconduct within the Dubai branch and a $2.6 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2025, the Company recorded operating loss of $39.7 million which includes unallocated corporate expenses of $35.3 million. For the nine months ended October 31, 2024 the Company recorded an operating loss of $30.8 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $26.6 million. The increase in operating loss was the result of a decrease in gross profit of $7.4 million combined with an increase in SG&A expenses of $1.5 million when compared to the prior year period. The decrease in gross profit of $7.4 million was the result of higher net sales offset by a lower gross margin percentage primarily due to increased U.S. tariffs and the negative impact of fluctuations in foreign exchange rates. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $7.1 million and (ii) costs of $2.7 million related to the internal investigation of allegations of misconduct within the Company's Dubai branch. These increases were partially offset by a decrease in payroll related expense of $4.6 million (which included a decrease in severance costs of $1.2 million related to the cost-savings initiative), lower marketing expenses of $1.9 million and a decrease in information technology related charges of $1.9 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2025, the Company recorded operating income of $48.7 million which includes $48.6 million of certain intercompany profits related to the Company’s International supply chain operations. For the nine months ended October 31, 2024 the Company recorded operating income of $36.2 million in the International locations of the Watch and Accessory Brands segment which included $48.8 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of a higher gross profit of $10.7 million combined with lower SG&A expenses of $1.8 million. The increase in gross profit of $10.7 million was primarily the result of higher sales and a higher gross margin percentage primarily due to a favorable impact of sales mix, the increased leveraging of certain reduced costs over higher sales and the positive impact of fluctuations in foreign exchange rates. The decrease in SG&A expenses was primarily due to (i) lower marketing expenses of $5.9 million and (ii) a decrease in payroll related expense of $2.1 million (which included a decrease in severance costs of $0.1 million related to the cost-savings initiative). These decreases were partially offset by a $2.6 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment, an increase in information technology related charges of $1.1 million, an increase in performance-based compensation of $0.5 million and costs of $0.3 million related to the internal investigation of allegations of misconduct within the Dubai branch.

Company Stores Operating Income

The Company recorded operating income of $7.0 million and $5.4 million in the Company Stores segment for the nine months ended October 31, 2025 and 2024, respectively. The increase in operating income of $1.6 million was primarily related to an increase in gross profit of $1.8 million mainly due to higher sales, partially offset by higher SG&A expenses of $0.2 million primarily due to an increase in rent related expenses of $0.6 million due to a new store opening partially offset by lower marketing expenses of $0.4 million. As of October 31, 2025, and 2024, the Company Stores segment operated 57 and 56 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $4.3 million for the nine months ended October 31, 2025, primarily due to interest income, partially offset by a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary.

The Company recorded other income, net of $5.6 million for the nine months ended October 31, 2024, primarily due to interest income.

Interest Expense

Interest expense was $0.4 million primarily due to the payment of unused commitment fees for both the nine months ended October 31, 2025 and 2024. There were no borrowings under the Company's revolving credit facility during the nine months ended October 31, 2025 and 2024.

Income Taxes

The Company recorded an income tax provision of $5.9 million and $5.2 million for the nine months ended October 31, 2025 and 2024, respectively.

The effective tax rate was 29.5% and 32.8% for the nine months ended October 31, 2025 and 2024, respectively. The significant components of the effective tax rate changed primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend in the prior year and changes in certain foreign valuation allowances, partially offset by changes in jurisdictional earnings.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $14.0 million and $10.3 million for the nine months ended October 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2025 and October 31, 2024, the Company had $183.9 million and $181.5 million, respectively, of cash and cash equivalents. Of this total, $94.7 million and $68.3 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At October 31, 2025 the Company had working capital of $393.3 million as compared to $385.8 million at October 31, 2024. The increase in working capital was primarily the result of an increase in inventories, trade receivables, net and cash, partially offset by an increase in accrued liabilities and accrued payroll and benefits. The Company defines working capital as the difference between current assets and current liabilities.

Net cash provided by operating activities was $1.3 million for the nine months ended October 31, 2025, compared with net cash used in operating activities of $40.6 million for the nine months ended October 31, 2024, an increase of approximately $41.9 million. The improvement primarily reflects favorable changes in certain working capital items and a $3.3 million increase in net income, partially offset by increased cash used in inventories and accounts payable.

The most significant favorable changes in working capital items were:

•
Income taxes payable used $17.0 million less cash in the current year period primarily due to greater payments made in the prior year period;

•
Trade receivables used $12.4 million less cash than in the prior year period reflecting improved collections and tighter receivables management;
•
Other current assets provided $8.7 million of additional cash primarily due to lower prepayments in the current year period; and
•
Accrued liabilities and accrued payroll together generated approximately $8.8 million of incremental cash flow primarily due to an increase in accruals for tariffs and performance-based compensation.

These positive effects were partially offset by:

•
Inventories, which used $2.2 million more cash than in the prior year period;
•
Accounts payable, which used $5.6 million more cash, reflecting the timing of supplier payments; and
•
Income taxes receivable, which provided less cash than the prior year period of $6.8 million, reflecting earlier receipt of refunds in the prior year.

Cash used in investing activities was $6.3 million for the nine months ended October 31, 2025 as compared to cash used in investing activities of $11.9 million for the nine months ended October 31, 2024. The cash used in the nine months ended October 31, 2025 was primarily related to capital expenditures of $3.5 million mainly due to expenditures related to Company stores and shop-in-shops and $2.7 million of long-term investments. Cash used in investing activities for the nine months ended October 31, 2024 included $6.4 million of capital expenditures and $5.5 million of long-term investments.

Cash used in financing activities was $25.4 million for the nine months ended October 31, 2025 as compared to cash used in financing activities of $27.0 million for the nine months ended October 31, 2024. The cash used in the nine months ended October 31, 2025 included $23.3 million in dividends paid, $1.6 million in stock repurchased in the open market and $0.5 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards. Cash used in financing activities for the nine months ended October 31, 2024 included $23.3 million in dividends paid, $2.6 million in stock repurchased in the open market and $1.2 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards.

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

As of both October 31, 2025, and October 31, 2024, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2025 and October 31, 2024. At October 31, 2025, the letters of credit have expiration dates through June 1, 2026. As of both October 31, 2025, and October 31, 2024, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 6 - Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three and nine months ended October 31, 2025 and 2024, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of October 31, 2025, and 2024, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.1 million and $7.5 million, respectively. As of October 31, 2025, and 2024, there were no borrowings against these lines. As of October 31, 2025 and 2024, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million and $1.4 million, respectively, in various foreign currencies, of which $0.8 million and $0.8 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both the nine month periods ended October 31, 2025 and October 31, 2024, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $14.1 million of these commitments through fiscal 2025 and an additional $2.7 million during the first nine months of fiscal 2026 and may be called upon to satisfy capital calls in respect of the remaining $4.8 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. During the three-month period ended July 31, 2025, the Company recorded a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. The Company will continue to regularly evaluate the carrying value of its investments.

During the nine months ended October 31, 2025, the Company declared and paid three separate cash dividends each at $0.35 per share aggregating to $23.3 million. During the nine months ended October 31, 2024, the Company declared and paid three separate cash dividends each at $0.35 per share aggregating to $23.3 million. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise. During the nine months ended October 31, 2025, the Company repurchased a total of 100,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.6 million, or an average of $15.94 per share. During the nine months ended October 31, 2024, the Company repurchased a total of 120,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $2.6 million, or an average of $21.90 per share. At October 31, 2025, $48.4 million remains available for purchase under the Company's December 5, 2024 repurchase program.

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

As of October 31, 2025, the Company’s entire net forward contracts hedging portfolio consisted of 28.0 million Swiss Francs equivalent, 37.4 million U.S. dollars equivalent, 22.2 million Euros equivalent (none designated as cash flow hedges) and 5.4 million British Pounds equivalent with various expiry dates ranging through April 2, 2026, compared to a portfolio of 7.3 million Chinese Yuan equivalent, 30.0 million Swiss Francs equivalent, 29.6 million U.S. dollars equivalent, 33.0 million Euros equivalent (including 9.0 million Euros designated as cash flow hedges) and 4.8 million British Pounds equivalent with various expiry dates ranging through April 10, 2025, as of October 31, 2024. If the Company were to settle its Swiss Franc forward contracts at October 31, 2025, the result would be a $0.2 million loss. As of October 31, 2025, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2025 and 2024; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at October 31, 2025 and 2024 was zero for both periods. During the nine months ended October 31, 2025, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Remediation Plan

Management is in the process of implementing a remediation plan to address the material weakness, which includes enhancing the Company’s risk assessment and oversight processes to properly assess the risks associated with functional segregation of duties and making changes in personnel and reporting lines. In addition to these remedial actions, the Company is increasing policy awareness and compliance training.

During the nine months ended October 31, 2025, management made significant personnel changes in the Dubai branch, including the termination of several employees, among them the former managing director. Management also transitioned certain sales and customer operations roles from regional to functional lines of reporting. Additionally, the Company enhanced its risk assessment processes for analyzing the organizational structure to assess risks associated with functional segregation of duties, for analyzing turnover factors, and for conducting exit interviews. The Company also executed awareness campaigns to reinforce the importance of ethical conduct and the reporting of violations.

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

Changes in Internal Control Over Financial Reporting

Other than as set forth above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of October 31, 2025, there have been no material changes to any of the risk factors previously reported in the Company’s 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2024, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended October 31, 2025, the Company did not repurchase any shares of its common stock.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 395 shares were repurchased during the three months ended October 31, 2025 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2025 – August 31, 2025	395	$16.75	—	$48,405,884
September 1, 2025 – September 30, 2025	—	—	—	48,405,884
October 1, 2025 – October 31, 2025	—	—	—	48,405,884
Total	395	$16.75	—	$48,405,884

Item 5. Other Information

During the quarterly period ended October 31, 2025, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

*** Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: November 25, 2025	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)