Form 10-K
period 2026-01-31
MOVADO GROUP INC
filed 2026-03-19
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2025, was approximately $237 million (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors, executive officers and holders of greater than 10% of the registrant’s total voting power were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 13, 2026, were 15,622,386 and 6,455,602, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2026 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost-savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: the Company’s ability to implement and maintain effective internal control over financial reporting in the future; plans to remediate the material weakness with respect to the Company’s internal control over financial reporting and disclosure controls and procedures; general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions, including inflation and elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to geopolitical concerns; the increase of tariffs and other trade barriers; the impact of international hostilities, including the Russian invasion of Ukraine and war in the Middle East, on global markets, economies and consumer spending, on energy and shipping costs, and on the Company's supply chain and suppliers; supply disruptions, delivery delays and increased shipping costs; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; evolving stakeholder expectations and emerging complex laws on environmental, social and governance matters; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business internationally including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and the success of hedging strategies related thereto.

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

Movado Group designs, sources, markets and distributes quality watches globally. Its portfolio of watch brands is currently comprised of owned brands MOVADO®, CONCORD®, EBEL®, OLIVIA BURTON® and MVMT® as well as licensed brands COACH®, TOMMY HILFIGER®, HUGO BOSS®, LACOSTE® , CALVIN KLEIN® and KATE SPADE NEW YORK®. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry. The Company also designs, sources, markets and distributes jewelry and other accessories under most of its brands.

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

The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches. In addition, in July 2025 the Company signed a license agreement with Coach Services, Inc. pursuant to which the Company has the exclusive right to manufacture, market and distribute watches globally under the Kate Spade New York brand name, with the first collection planned to launch in the spring of 2027.

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

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$1,300 to $9,900	Concord and EBEL
Accessible Luxury	$395 to $3,995	Movado
Moderate and Fashion	$75 to $595	Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Tommy Hilfiger, Calvin Klein and Kate Spade New York
Mass Market	Less than $75	—

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with stainless steel, brass, plastic, gold plating, or a combination of gold plating and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Calvin Klein, Coach, Hugo Boss, Kate Spade New York, Lacoste, MVMT, Olivia Burton and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Huawei and Samsung.

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia. Well-known brands include Casio, Pulsar, Seiko and Timex. The Company does not compete in the mass market watch category.

Jewelry and Other Fashion Accessories

In addition to its core watch business, the Company also designs, sources, markets and distributes jewelry and, to a lesser extent, other fashion accessories such as sunglasses. The Company’s jewelry offerings consist mostly of fashion jewelry, although some fine jewelry pieces are also included in certain collections. The Company generally markets its fashion accessories through the same distribution channels as its watches and use similar marketing approaches. Sales of jewelry accounted for 10.2% of its consolidated net sales in fiscal year 2026.

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

Lacoste Watches and Jewelry

The Lacoste watch and jewelry collections fully embody the Lacoste lifestyle, blending French elegance, sporting spirit and innovation to support style and freedom of movement. Reflecting the brand's key attributes, the collections feature contemporary, stylish timepieces and jewelry inspired by sport and free movement - all expressed through a distinctive French flair.

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

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to consumers. As consumer engagement continues to evolve, the Company focuses on expanding its digital marketing and online reach, including social media platforms, influencer partnerships, retail media networks and other digital advertising channels, while enhancing the customer experience through innovative technologies and consumer-facing initiatives. Advertising is an integral component of the Company’s marketing efforts, and the Company maintains an in-house marketing department responsible for implementing and managing global marketing and advertising strategies for each brand to ensure consistent presentation. Advertising campaigns are developed individually by brand, utilizing outside agencies as appropriate, and are directed primarily to the end consumer rather than trade customers. Marketing expenses totaled 19.5%, 22.4%, and 19.4% of net sales in fiscal 2026, 2025 and 2024, respectively.

OPERATING SEGMENTS

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. For operating segment data and geographic segment data for the years ended January 31, 2026, 2025 and 2024, see Note 18 to the Consolidated Financial Statements regarding Segment and Geographic Information.

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

Company Stores

The Company’s subsidiary, Movado Retail Group, Inc., operates 53 retail outlet locations in outlet centers across the United States and four retail outlet locations in outlet centers in Canada, as well as an online outlet store at www.movadocompanystore.com. These stores serve as effective channels to sell current and discontinued models of the Company’s watches, jewelry, and other accessories.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each of the fiscal years ended January 31, 2026, 2025 and 2024 accounted for 56.3%, 55.4% and 54.2% of the Company’s net sales, respectively.

BACKLOG

At March 13, 2026, the Company had unfilled orders of $46.9 million compared to $56.8 million at April 11, 2025 and $41.0 million at March 20, 2024. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

CUSTOMER SERVICE, WARRANTY AND REPAIR

The Company assists in the retail sales process of its wholesale customers by monitoring their sales and inventories by product category and style. The Company also assists in the conception, development and implementation of customers’ marketing vehicles. The Company participates in cooperative advertising programs and retail media network programs with certain wholesale customers to support brand visibility and consumer engagement. The Company’s assistance in the retail sales process has resulted in close relationships with its principal customers, often allowing for influence on the mix and quantity. The Company believes that customers’ familiarity with its sales approach has facilitated, and should continue to facilitate, the introduction of new products through its distribution network.

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

Under a license agreement with Calvin Klein, Inc., the Company has a worldwide license to use the trademarks CALVIN KLEIN and CK/CALVIN KLEIN in connection with the development, manufacture, distribution, advertising, promotion and sale of watches and jewelry. The license is exclusive, subject to limited exceptions. The term of the license continues through December 31, 2026, and preparations are underway for an extension.

On July 1, 2026, the Company executed a license agreement with Coach Services, Inc. pursuant to which the Company licenses the trademark Kate Spade New York® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches with a term through June 30, 2030. The first collection is expected to launch in the spring of 2027.

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

Demographics

The following table summarizes the Company’s global workforce as of January 31, 2026:

	Full-Time Employees	Part-Time Employees	Temporary Employees	Total
Global	991	363	32	1,386
Americas	558	335	28	921
Asia-Pacific	191	1	1	193
Europe, Middle East & Africa	242	27	3	272

Attraction and Retention of Employees

The Company strives to attract and retain a highly talented and engaged workforce and believes that its supportive culture, dedication to employee well-being, competitive compensation and benefits programs, employee development and training offerings, inclusion initiatives, and philanthropic and community engagement help in this endeavor. Approximately 37% of the Company’s non-retail employees have been with the Company for more than 10 years, and approximately 59% have been with the Company for at least five years.

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

REGULATION

The Company is subject to laws and regulations regarding customs (including tariffs and retaliatory tariffs), tax, employment, privacy, data protection, truth-in-advertising, consumer product safety, the environment, waste management, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, packaging, promotion, sale and disposal of consumer products and its corporate, retail and distribution operations. Changes in such laws and regulations could have a material adverse effect on the Company's results of operations and financial condition, although the Company is not aware of any such pending changes that would have a material adverse effect on the Company’s capital expenditures, including capital expenditures for environmental control facilities, earnings or competitive position. For a discussion of certain risks related to compliance with laws and regulations, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business”, “Additional U.S. tariffs and other trade restrictions, along with retaliatory measures by other countries, could materially adversely affect the Company's business, financial condition and results of operations”, “Regulatory restrictions and a changing marketing environment could materially and adversely affect the Company's ability to penetrate key market segments, resulting in the loss of market share and revenue”, “Failure to meet environmental, social and governance regulations, expectations or standards could adversely affect the Company's business, reputation, results of operations and financial condition”, “The Company’s e-commerce business is subject to numerous risks that could have an adverse effect on the Company’s business and results of operations”, “Changes to laws or regulations impacting the industries in which the Company operates could require it to alter its business practices which could have a material adverse effect on its results of operations”, “Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations” and “The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations”, under Item 1A. Risk Factors, below.

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

Recent escalations in hostilities involving Iran, as well as the risk of a broader regional conflict in the Middle East, have increased geopolitical uncertainty and volatility in the region. The Middle East represents a significant market for the Company, and further deterioration in regional stability could adversely affect consumer confidence, tourism, retail traffic, and overall demand for discretionary consumer products in that market. In addition, expanded military activity, sanctions, trade restrictions, shipping disruptions, port closures, airspace restrictions, or damage to critical infrastructure could disrupt the Company’s distribution channels, supply chain operations, logistics providers, and retail partners in the region.

Escalation of the conflict could also result in higher energy prices, currency volatility, inflationary pressures, or broader global economic instability, any of which could negatively impact consumer spending and the Company’s operating costs. To the extent that hostilities persist or expand, the Company could experience reduced sales, delays in product deliveries, inventory imbalances, increased costs, asset impairment charges, or other adverse effects on its business, financial condition, and results of operations.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

Over 80% of the Company's product unit volume originates from Asia, with the vast majority coming from China. Substantially all of the remaining products originate from Europe.

The Company also generates approximately 56.7% of its revenue from international sources.

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

Since the Company operates in numerous foreign jurisdictions and relies on distributors, agents, and other third parties, it is subject to anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and similar laws in other countries. Violations of these laws, whether by the Company or its third-party intermediaries, could result in significant civil or criminal penalties, investigations, reputational harm, and restrictions on the Company’s ability to conduct business in certain markets.

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

Additional U.S. tariffs and other trade restrictions, along with retaliatory measures by other countries, could materially adversely affect the Company’s business, financial condition and results of operations.

The United States has imposed, and may in the future impose, additional tariffs and other trade restrictions on imported goods. These measures increase the Company’s product and input costs, disrupt sourcing and logistics, require pricing adjustments that may reduce demand, and adversely affect margins and operating performance. Because the United States is the Company’s single largest market, increases in duties applicable to products imported into the United States could have a disproportionate impact on the Company’s results of operations.

Products the Company sources from China are subject to additional duties under Section 301 of the Trade Act of 1974, which are imposed in addition to ordinary U.S. customs duties. For example, packaging and point-of-sale materials are subject to 25% Section 301 duties, and watch bands (whether as spare parts or as components of complete watches produced in the Far East) and jewelry are subject to 7.5% Section 301 duties. Any increase in these duties, or adverse changes to rules of origin or customs treatment, could materially increase the Company’s costs.

In 2025, the United States imposed additional “reciprocal” and other tariffs under the International Emergency Economic Powers Act (“IEEPA”). The U.S. Supreme Court subsequently ruled that those IEEPA-based tariffs were unlawful. However, uncertainty remains regarding the timing, scope and administrative process for obtaining refunds of tariffs previously paid, as well as the potential financial statement impact of any refunds or denials thereof.

Following the Supreme Court’s decision, the Trump Administration replaced the IEEPA-based tariffs with tariffs imposed under Section 122 of the Trade Act of 1974. As of the date of this Annual Report, Section 122 tariffs impose an incremental 10% ad valorem duty on covered imports, and the Administration has announced its intent to increase this rate to 15%. Section 122 tariffs expire after 150 days absent Congressional approval; however, the Administration has announced plans to conduct investigations into trade practices in order to enable the imposition of tariffs under other statutory authorities. As a result, there can be no assurance that tariff levels will decrease when Section 122 authority expires, or that new or higher duties will not be imposed.

In response to tariff increases, the Company may seek to raise prices, which could reduce demand and result in loss of customers, or may over time attempt to shift sourcing or manufacturing to other countries or suppliers. Such actions may require significant time and expense, cause supply disruption, and increase operational complexity. In addition, further U.S. trade actions could lead to retaliatory tariffs or other measures by China or other countries, potentially resulting in broader trade conflicts that further disrupt supply chains and demand.

Any of the foregoing developments could materially adversely affect the Company’s business, financial condition and results of operations.

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

If the Company identifies a material weakness in its internal control over financial reporting, or if its internal controls are otherwise ineffective, the Company may not be able to accurately report its financial results, which could materially adversely affect the Company’s business, financial condition and results of operations.

The Company is required to maintain effective internal control over financial reporting (“ICFR”) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Although management regularly evaluates the effectiveness of ICFR, there can be no assurance that the Company will not identify a material weakness or significant deficiency in the future.

A material weakness could result in delays in the preparation or filing of financial statements, the need to restate previously issued financial statements, increased audit and compliance costs, and increased scrutiny from regulators, investors and other stakeholders. The existence of a material weakness could also adversely affect investor confidence in the Company’s financial reporting and the market price of the Company’s securities.

Remediating any identified material weakness may require significant management time and resources and may not be completed in a timely manner, which could further adversely affect the Company’s business, financial condition and results of operations.

Although the Company believes that it has successfully remediated the material weakness in ICFR discussed below in Item 9A. Controls and Procedures, with the passage of time it is possible that additional vulnerabilities related to the matters that gave rise to the previously identified material weakness could emerge, or that inadequacies in the Company’s remediation could be identified. In addition, as a result of the related restatements of financial results, the Company has received and responded to information requests from the SEC and could become subject to inquiries from other regulatory or governmental authorities. These inquiries could result in reputational harm, criminal and civil fines, and penalties. Such outcomes could have a material adverse effect on the Company’s business, financial position and results of operations.

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

Although the Company is not currently manufacturing new smart watch models, to the extent the Company elects to launch or maintain smart watch offerings, important differences in the way smart watches are designed, sourced, marketed, distributed, and serviced as compared to traditional watches may make it more difficult to compete successfully in the smart watch market, particularly for competitors such as the Company that must rely on the expertise of third parties who are active in this market. For example, smart watches are subject to significant intellectual property infringement risks, greater fixed costs than traditional watches, and the need to satisfy consumer expectations for compatibility with third-party smartphone operating systems over the life of the watch. If the Company fails to meet consumers’ expectations regarding smart watches, the Company’s reputation, results of operations and financial condition could be adversely affected.

Maintaining favorable brand recognition is essential to the Company’s success, and failure to do so could materially and adversely affect the Company’s results of operations.

Favorable brand recognition is an important factor to the future success of the Company. The Company sells its products under a variety of owned and licensed brands. Factors affecting brand recognition are often outside the Company’s control, and the Company’s efforts to create or enhance favorable brand recognition, such as making significant investments in marketing and advertising campaigns (including increased exposure through social media, influencer messaging and other digital advertising channels and retail media platforms operated by key customers), product design and anticipation of fashion trends, may not have their desired effects. Additionally, the Company relies on its licensors to maintain favorable brand recognition of their respective brands, and the Company has little or no control over the brand management efforts of its licensors. Finally, although the Company’s independent distributors are subject to contractual requirements to protect the Company’s brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions.

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

Many governments, regulators, investors, employees, customers, and other stakeholders are focused on the environmental, social and governance (ESG) performance of companies, including climate change, greenhouse gas emissions, product safety, waste management, toxins (including PFAS), human and civil rights, diversity, equity and inclusion initiatives, and supply chain conditions. In addition to the rapidly developing legal obligations imposed by governmental and self-regulatory organizations, a variety of third-party bodies and institutional investors evaluate the performance of companies on ESG topics. Understanding, developing, and acting on ESG matters, complying with legal obligations, and collecting, measuring, validating, and reporting ESG-related information and metrics can be costly, difficult, and time-consuming, especially as requirements and expectations continue to evolve. As a responsible corporate citizen, the Company actively evaluates the impacts, risks and opportunities that ESG issues may present and makes statements about its ESG policies and initiatives through its annual Corporate Responsibility Report and various other communications; however, the Company cannot guarantee that it will achieve any goals it may announce. In addition, the Company could be criticized for the nature and scope of any goals set or not set or for the accuracy, adequacy, or completeness of the Company’s disclosures. Conversely, so-called “anti-ESG” and “anti-DEI” sentiment has also gained momentum across the United States, with several states and federal authorities having enacted or proposed “anti-ESG” policies, legislation or issued executive orders and legal opinions and engaged in related investigations and litigation. Additionally, a regulatory framework that opposes ESG policies and initiatives may also make it harder for the Company to operate across jurisdictions. The Company's failure or perceived failure to comply with any such ESG or “anti-ESG” framework could harm the Company's reputation, adversely impact its ability to attract and retain customers and talent, impair its access to or cost of capital, and expose it to legal and regulatory proceedings and increased scrutiny thereby adversely affecting the Company’s business, results of operations and financial condition.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company’s license agreements include certain minimum royalty payments and other material requirements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2026, the Company's licensed brands represented 58.3% of the Company’s net sales. While the Company is not substantially dependent on any one licensed brand, the loss of a single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each of the fiscal years ended January 31, 2026, 2025 and 2024 accounted for 56.3%, 55.4% and 54.2% of the Company’s net sales, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

The Company is also subject to laws and regulations relating to supply chain transparency and forced labor, including laws that may restrict or prohibit the importation of goods manufactured, in whole or in part, in certain regions or under certain labor conditions. Increased regulatory scrutiny or enforcement actions, including shipment detentions, seizures, or import bans, could disrupt the Company’s supply chain, delay product availability, increase compliance costs, and adversely affect results of operations.

Interruptions at any of the Company’s major warehouse and distribution centers could materially adversely affect its business.

The Company operates one distribution facility in New Jersey that is responsible for importing and warehousing products as well as fulfilling and shipping most orders by the Company’s customers in the United States, Canada and the Caribbean and by many of the Company’s customers in Latin America. The Company operates smaller, similar facilities in Bienne, Switzerland for the distribution of its Swiss watch brands throughout Europe and the Middle East, and in Australia and India through its joint ventures there. In addition, the Company has contracted with third-party warehouse and fulfillment providers in the Netherlands, Hong Kong, mainland China, Czech Republic, the U.K and Mexico. The complete or partial loss or temporary shutdown of any of the Company’s or third-parties’ warehouse and distribution facilities (including as a result of fire or other casualty or labor or other disturbances) could have a material adverse effect on the Company’s business. In addition, the Company’s New Jersey warehouse and distribution facility is operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board and is highly regulated by U.S. Customs and Border Protection, which, under certain circumstances, has the right to shut down the entire sub-zone and, therefore, the entire warehouse and distribution facility. If that were to occur, the Company’s ability to fill orders for its U.S., Canadian, Latin American and Caribbean customers would be significantly impacted, which could have a material adverse effect on the Company’s results of operations and financial condition.

Current or future cost reduction, streamlining, restructuring or business optimization initiatives could result in the Company incurring significant charges.

In adapting to changing economic and industry conditions, the Company may be required to incur severance and relocation expenses, write-offs or write-downs of assets, impairment charges, facilities closure costs or other business optimization costs. These costs will reduce the Company’s operating income and net income (along with the associated per share measures) and could have a material adverse effect on the Company’s results of operations. In addition, the anticipated future cost savings from these initiatives may not materialize.

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

There are risks associated with the Company’s expansion through acquisitions, license agreements, joint ventures and similar initiatives. New brands may not complement the brands in the Company’s existing portfolio and may not be viewed favorably by the consuming public. In addition, the integration of a new business or licensed brand into the Company’s existing business can strain the Company’s resources and infrastructure and increase inter-brand competition, and there can be no assurance that the integration will be successful or generate sales increases. The inability to successfully implement its growth strategies could adversely affect the Company’s future financial condition and results of operations.

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

In addition, the Company’s brands are subject to risks from counterfeiting, product diversion, unauthorized resellers, and grey market sales. The availability of counterfeit or unauthorized products, including through online marketplaces and digital platforms, may adversely affect the Company’s brand reputation, pricing integrity, relationships with authorized retailers, and sales, and may increase enforcement and brand protection costs. The Company’s efforts to prevent and mitigate these activities may not be successful in all jurisdictions.

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

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2026, the Company’s leased facilities individually comprising more than 20,000 square feet were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	August 2035
Paramus, New Jersey	Executive offices	90,100	June 2030
Bienne, Switzerland	Corporate and sales functions and watch distribution, assembly and repair	56,700	December 2032
Hong Kong	Watch distribution	44,800	April 2027

The foregoing facilities, as well as 14 additional leased facilities worldwide averaging approximately 4,100 square feet, are used exclusively in connection with the Watch and Accessory Brands segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

Since acquiring EBEL in 2004, the Company owns an architecturally significant building in La Chaux-de-Fonds, Switzerland.

The Company also leases retail space averaging 1,700 square feet per store with leases expiring with various dates through August 2034 for the operation of the Company’s 57 retail outlet locations.

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

On April 28, 2025, the Company received a voluntary request from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) for documents and information relating to the restatement previously reported in fiscal year 2025. The Company is cooperating with the SEC in responding to those requests.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 13, 2026, there were 38 holders of record of the Company’s class A common stock and 338 holders of record of the Company’s common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although the Company believes that the number of beneficial owners is much higher. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 13, 2026, the closing price of the Company’s common stock was $23.14. Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. There is currently no established public trading market for the class A common stock.

During each quarter of fiscal 2026, the Company declared cash dividends on its common stock and class A common stock. Although the Company currently expects to continue to declare cash dividends in the future, the decision as to whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. For dividends declared and paid during fiscal 2026, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On December 5, 2024, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding stock through December 5, 2027, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the fiscal year ended January 31, 2026, the Company repurchased a total of 208,000 shares of its common stock at a total cost of $3.9 million, or an average of $18.75 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 27,479 shares were repurchased during the fiscal year ended January 31, 2026, as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2026.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2025 – November 30, 2025	—	—	—	$48,405,884
December 1, 2025 – December 31, 2025	73,000	$21.27	73,000	$46,852,998
January 1, 2026 – January 31, 2026	35,000	$21.53	35,000	$46,099,368
Total	108,000	$21.36	108,000	$46,099,368

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2026 with that of the S&P SmallCap 600 Index, the Broad Market (NYSE Stock Market – U.S. Companies) and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2021 and the reinvestment of dividends (where applicable).

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/31/21
01/31/22
01/31/23
01/31/24
01/31/25
01/31/26
Movado Group, Inc.
S&P SmallCap 600 Index
NYSE Composite Index
Russell 2000 Index

Comparison of Cumulative Five Year Total Return $250 $200 $150 $100 $50 $0 01/31/16 01/31/17 01/31/18 01/31/19 01/31/20 01/31/21 Movado Group, Inc. S&P SmallCap 600 Index NYSE Composite Index Russell 2000 Index

Company Name / Index	1/31/21	1/31/22	1/31/23	1/31/24	1/31/25	1/31/26
Movado Group, Inc.	100.00	184.09	182.94	155.72	114.84	148.82
S&P SmallCap 600 Index	100.00	110.65	109.61	111.59	129.96	141.39
NYSE (U.S. Companies)	100.00	118.17	116.56	126.00	152.25	176.67
Russell 2000 Index	100.00	98.79	95.45	97.75	116.41	134.81

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales

The Company operates and manages its business in two principal business segments: Watch and Accessory Brands and Company Stores. The Company also operates in two geographic locations: United States and International.

The Company divides its watch and accessory business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Concord®, EBEL®, Olivia Burton® and MVMT® brands. Products in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, Hugo Boss®, Lacoste®, Calvin Klein® and, beginning spring 2027, Kate Spade New York®.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

56.7% of the Company’s total sales are from international markets (see Note 18 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British Pounds and Swiss Francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes. The Company reduces its exposure to exchange rate risk through a hedging program.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 34.1%, 9.7%, 7.0% and 5.9%, respectively, of the Company’s total net sales for fiscal 2026. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 56.3% and 55.4% of the Company’s net sales for the fiscal years ended January 31, 2026 and 2025, respectively.

The Company’s retail operations consist of 53 retail outlet locations in the United States and four locations in Canada.

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

Since a significant amount of the Company’s product costs are incurred in Swiss Francs, fluctuations in the U.S. dollar/Swiss Franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss Franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss Franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2026 and 2025.

Selling, General and Administrative (“SG&A”) Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses.

Marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include salaries, various forms of media advertising, digital advertising (including social media), customer acquisition costs and cooperative advertising and retail media network programs with certain wholesale customers and distributors and other point of sale marketing and promotional spending.

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

Other Non-Operating Income, net

Other non-operating income, net consist primarily of interest income and the non-service components of the Company's Swiss pension plan. In addition, for the fiscal year ended January 31, 2026, the Company recorded a $0.4 million impairment related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. Also, for the fiscal year ended January 31, 2024, the Company recorded a $0.5 million impairment related to an equity investment in a consumer products company that sold its business and assets in which the Company expects to receive little or no return on its investment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales returns, markdown allowances, inventories, income taxes, useful lives of property, plant and equipment, impairments of long-lived assets and stock-based compensation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue Recognition

In the wholesale channel, revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration. The Company has determined that transfer of control passes to the wholesale customer upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Control passes to outlet store customers at the time of sale and to substantially all e-commerce customers upon shipment. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether the significant risks and rewards for the goods belong with the customer. The Company records estimates of variable consideration, which includes sales returns and markdown allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Discounts, returns and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

Long-Lived Assets

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated at the time of acquisition based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, typically ten years, and are evaluated for impairment whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. The Company determined that there was no impairment in fiscal 2026, fiscal 2025 or in fiscal 2024.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. No impairment charge was recorded in fiscal 2026, fiscal 2025 or fiscal 2024.

Stock-Based Compensation

The Company may grant stock awards to employees and directors. The stock awards are generally in the form of time-vesting restricted stock unit awards (pursuant to which unrestricted shares of Common Stock are issued to the grantee when the award vests) or performance-based awards (under which vesting occurs only if one or more predetermined financial goals are achieved within the relevant performance period); both are subject to the participant’s continued employment (or board service) with the Company through such vesting date. Stock awards generally are cliff-vested after three years from the date of grant (one year in the case of directors’ awards). The fair value of stock awards is generally equal to the closing price of the Company’s publicly-traded common stock on the grant date.

Compensation expense for the awards is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. This estimate is reflected in the period the stock awards are either granted or canceled. Expense related to stock award compensation is recognized on a straight-line basis over the vesting term and only if the performance condition is probable of being achieved.

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

RECENT DEVELOPMENTS AND INITIATIVES

Tariffs

The United States has imposed, and may in the future impose, additional tariffs and other trade restrictions on imported goods. These measures increase the Company’s product and input costs, disrupt sourcing and logistics, require pricing adjustments that may reduce demand, and adversely affect margins and operating performance. Because the United States is the Company’s single largest market, increases in duties applicable to products imported into the United States could have a disproportionate impact on the Company’s results of operations.

The majority of the Company’s products are sourced from Switzerland, Japan, and China. For U.S. customs purposes, the Company’s Swiss watches are classified as products of Switzerland. Watches produced in the Far East generally consist of watch heads that originate in Japan and bands that originate in China. In addition, most of the Company’s jewelry and packaging is of Chinese origin.

Since February 2020, the Company’s U.S. imports of Chinese-origin watch bands and jewelry have been subject to a special incremental tariff of 7.5% under Section 301 of the Trade Act of 1974, and imports of Chinese-origin packaging have been subject to a 25% Section 301 tariff.

In calendar year 2025, the United States imposed additional “reciprocal” and other tariffs under the International Emergency Economic Powers Act (“IEEPA”). The U.S. Supreme Court subsequently ruled that those IEEPA-based tariffs were unlawful. However, uncertainty remains regarding the timing, scope and administrative process for obtaining refunds of tariffs previously paid, as well as the potential financial statement impact of any refunds or denials thereof.

The Company incurred $12.7 million of IEEPA tariffs in fiscal year 2026. Of this amount, $9.6 million was recognized in cost of sales in the Company’s Consolidated Statements of Operations, and $3.1 million was capitalized as a component of inventory in the Company’s Consolidated Balance Sheets at January 31, 2026. Of the total tariffs incurred, $8.7 million was paid in fiscal year 2026, with the remaining amount recorded as an accrued liability at January 31, 2026.

The Company has not recognized a receivable related to potential tariff refunds, as realization remains uncertain. The ultimate resolution of this matter could have a positive material impact on the Company’s results of operations, financial position, and cash flows in future periods.

Following the Supreme Court’s decision, the Trump Administration replaced the IEEPA-based tariffs with tariffs imposed under Section 122 of the Trade Act of 1974. As of the date of this Annual Report, Section 122 tariffs impose an incremental 10% ad valorem duty on covered imports, and the Administration has announced its intent to increase this rate to 15%. Section 122 tariffs expire after 150 days absent Congressional approval; however, the Administration has announced plans to conduct investigations into trade practices in order to enable the imposition of tariffs under other statutory authorities. As a result, there can be no assurance that tariff levels will decrease when Section 122 authority expires, or that new or higher duties will not be imposed.

In response to tariff increases, the Company may seek to raise prices, which could reduce demand and result in loss of customers, or may over time attempt to shift sourcing or manufacturing to other countries or suppliers. Such actions may require significant time and expense, cause supply disruption, and increase operational complexity. In addition, further U.S. trade actions could lead to retaliatory tariffs or other measures by China or other countries, potentially resulting in broader trade conflicts that further disrupt supply chains and demand.

Cost-Savings Initiative

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales. As a result of this initiative, during fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges and an additional $1.5 million was recorded in accruals for severance and employee-related charges during fiscal year 2026. Of the total amount recorded, $1.3 million was paid related to severance and employee related charges during fiscal year 2025, and $3.5 million paid related to severance and employee-related charges and $0.5 million of early lease termination related fees and costs were paid/utilized during fiscal year 2026, with the balance expected to be paid during the remainder of fiscal year 2027. The Company expects go-forward annual savings from the cost-savings initiatives of approximately $10.0 million.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's Consolidated Financial Statements for fiscal 2026. The Company will continue to evaluate and monitor potential impacts on future periods and does not expect the OBBBA to have a material impact on its Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2026 compared to fiscal 2025 along with a discussion of the changes in financial condition during fiscal 2026. For a discussion of our results of operations in fiscal year 2025 compared to fiscal year 2024, please see "Results of Operations" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 16, 2025.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2026	2025
Watch and Accessory Brands:
United States	$193,178	$186,523
International	375,088	369,863
Total Watch and Accessory Brands	568,266	556,386
Company Stores
United States	97,370	92,009
International	5,674	4,983
Total Company Stores	103,044	96,992
Net sales	$671,310	$653,378

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2026	2025
Watch and Accessory Brands:
Owned brands category	$172,487	$183,622
Licensed brands category	391,398	365,216
After-sales service and all other	4,381	7,548
Total Watch and Accessory Brands	568,266	556,386
Company Stores	103,044	96,992
Consolidated total	$671,310	$653,378

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2026	2025
Net sales	100.0%	100.0%
Gross margin	54.2%	54.0%
Selling, general and administrative expenses	49.7%	51.0%
Operating income	4.4%	3.1%
Other income, net	0.7%	1.1%
Interest expense	0.1%	0.1%
Provision for income taxes	1.1%	1.1%
Noncontrolling interests	0.0%	0.1%
Net income attributable to Movado Group, Inc.	4.0%	2.8%

Fiscal 2026 Compared to Fiscal 2025

Net Sales

Net sales for fiscal 2026 were $671.3 million, representing a $17.9 million or 2.7% increase from the prior year. For fiscal 2026, fluctuations in foreign currency exchange rates positively impacted net sales by $11.6 million when compared to the prior year. Excluding this $11.6 million impact, net sales would have increased by 1.0% as compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales for fiscal 2026 in the Watch and Accessory Brands segment were $568.3 million, above the prior year by $11.9 million, or 2.1%. The increase in net sales was primarily due to the positive impact of fluctuations in foreign exchange rates and increased volumes resulting from higher demand in the Company's wholesale customers, with an increase in net sales recorded in the licensed brands category of $26.2 million, or 7.2%, partially offset by a decrease in net sales recorded in the owned brands category of $11.1 million, or 6.1%.

United States Watch and Accessory Brands Net Sales

Net sales for fiscal 2026 in the United States locations of the Watch and Accessory Brands segment were $193.2 million, above the prior year by $6.7 million, or 3.6%, resulting primarily from increased volumes resulting from higher demand in the Company's wholesale customers. The net sales recorded in the licensed brands category increased $10.9 million, or 22.3%, partially offset by a decrease in net sales recorded in the owned brands category of $4.1 million, or 3.1%.

International Watch and Accessory Brands Net Sales

Net sales for fiscal 2026 in the International locations of the Watch and Accessory Brands segment were $375.1 million, above the prior year by $5.2 million, or 1.4%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $11.6 million when compared to the prior year. The increase in net sales was primarily due to the positive impact of fluctuations in foreign exchange rates and increased volumes resulting from higher demand in the licensed brands category in the Company's wholesale customers, partially offset by lower demand in the owned brands category in the Company's wholesale customers. The net sales increase recorded in the licensed brands category was $15.2 million, or 4.8%, primarily due to net sales increases in Europe and the Americas (excluding the United States), partially offset by net sales decreases in Asia and the Middle East. The net sales decrease recorded in the owned brands category was $7.0 million, or 14.1%, primarily due to net sales decreases in the Middle East, Asia and Europe, partially offset by a net sales increase in the Americas (excluding the United States).

Company Stores Net Sales

Net sales for fiscal 2026 in the Company Stores segment were $103.0 million, $6.1 million or 6.2% above the prior year. The net sales increase was primarily due to increased volumes mainly due to higher foot traffic in the Company's stores, a new store opening and an increase in sales from the Company's online outlet store at www.movadocompanystore.com. As of January 31, 2026 and 2025, the Company operated 57 and 56 retail outlet locations, respectively.

Gross Profit

Gross profit for fiscal 2026 was $363.6 million or 54.2% of net sales as compared to $353.1 million or 54.0% of net sales in the prior year. The increase in gross profit of $10.5 million was due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 20 basis points for fiscal 2026 reflected a favorable sales mix (approximately 180 basis points) and the increased leveraging of certain reduced costs over higher sales (approximately 40 basis points), partially offset by the negative impact due to increased U.S. tariffs (approximately 150 basis points), a negative impact of fluctuations in foreign exchange rates (approximately 40 basis points) and higher shipping costs (approximately 10 basis points).

Selling, General and Administrative (“SG&A”)

SG&A expenses for fiscal 2026 were $333.8 million, representing an increase from the prior year of $0.6 million, or 0.2%. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $12.0 million, (ii) a $3.6 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment, (iii) a $1.2 million increase in accounts receivable reserve, (iv) an increase in costs of $1.1 million related to the internal investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary that resulted in a restatement of previously issued financial statements, (v) a $0.9 million increase in donations primarily to the Movado Group Foundation, (vi) a $0.8 million increase in professional service fees, and (vii) an increase of $0.7 million in rent-related expenses due to a new store opening. These increases were partially offset by lower marketing expenses of $14.1 million, a decrease in payroll-related expense of $5.7 million (which included a decrease of $3.1 million related to the cost-savings initiative, mainly due to a decrease in severance costs, discussed under "Recent Developments and Initiatives") and a decrease in information technology-related charges of $0.8 million. For the year ended January 31, 2026, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $9.7 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For fiscal 2026, the Company recorded operating income of $15.0 million in the Watch and Accessory Brands segment which includes $37.7 million of unallocated corporate expenses as well as $66.4 million of certain intercompany profits related to the Company’s supply chain operations. For fiscal 2025, the Company recorded operating income of $7.7 million in the Watch and Accessory Brands segment which included $30.0 million of unallocated corporate expenses as well as $67.0 million of certain intercompany profits related to the Company’s supply chain operations. The $7.3 million increase in operating income was the result of an increase in gross profit of $6.7 million, combined with lower SG&A expenses of $0.6 million when compared to the prior year period. The increase in gross profit was the result of higher net sales while the gross margin percentage was unchanged primarily due to a favorable impact of sales mix and the increased leveraging of certain reduced costs over higher sales, offset by increased U.S. tariffs, a negative impact of fluctuations in foreign exchange rates and higher shipping costs. The decrease in SG&A expenses was primarily due to (i) lower marketing expenses of $14.2 million, (ii) a decrease in payroll-related expense of $5.7 million (which included a decrease of $3.1 million related to the cost-savings initiative mainly due to a decrease in severance costs) and (iii) a decrease in information technology-related charges of $0.8 million. These decreases were partially offset by an increase in performance-based compensation of $11.7 million, a $3.6 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment, a $1.2 million increase in accounts receivable reserve, an increase in costs of $1.1 million related to the internal investigation of allegations of misconduct within the Dubai branch, an increase in donations primarily to the Movado Group Foundation of $0.9 million and a $0.8 million increase in professional service fees.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2026, the Company recorded an operating loss of $44.0 million which includes unallocated corporate expenses of $37.7 million. For the twelve months ended January 31, 2025 the Company recorded an operating loss of $40.1 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $30.0 million. The increase in operating loss was the result of a decrease in gross profit of $6.5 million partially offset by a decrease in SG&A expenses of $2.6 million when compared to the prior year period. The decrease in gross profit of $6.5 million was the result of higher net sales offset by a lower gross margin percentage primarily due to increased U.S. tariffs and the negative impact of fluctuations in foreign exchange rates, partially offset by the increased leveraging of certain reduced costs over higher sales. The decrease in SG&A expenses was primarily due to (i) a $7.6 million decrease in marketing expenses, (ii) a decrease in payroll-related expense of $3.5 million (which included a decrease of $1.6 million related to the cost-savings initiative mainly due to a decrease in severance costs) and (iii) a decrease in information technology-related charges of $2.6 million. These decreases were partially offset by an increase in performance-based compensation of $8.6 million, a $0.9 million increase in donations primarily to the Movado Group Foundation, a $0.7 million increase in accounts receivable reserve, an increase in costs of $0.7 million related to the internal investigation of allegations of misconduct within the Dubai branch and a $0.6 million increase in professional service fees.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the twelve months ended January 31, 2026, the Company recorded operating income of $59.0 million which includes $66.4 million of certain intercompany profits related to the Company’s International supply chain operations. For the twelve months ended January 31, 2025, the Company recorded operating income of $47.8 million in the International locations of the Watch and Accessory Brands segment which included $67.0 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of a higher gross profit of $13.2 million partially offset by higher SG&A expenses of $2.0 million. The increase in gross profit of $13.2 million was primarily the result of higher sales and a higher gross margin percentage primarily due to a favorable impact of sales mix, the increased leveraging of certain reduced costs over higher sales and the positive impact of fluctuations in foreign exchange rates. The increase in SG&A expenses was primarily due to (i) a $3.6 million increase in foreign exchange losses mainly due to a highly volatile foreign currency environment, (ii) an increase in performance-based compensation of $3.1 million, (iii) an increase in information-technology related charges of $1.8 million, (iv) a $0.5 million increase in accounts receivable reserve, and (v) an increase in costs of $0.4 million related to the internal investigation of allegations of misconduct within the Dubai branch. These increases were partially offset by lower marketing expenses of $6.6 million and a decrease in payroll-related expense of $2.2 million (which included a decrease of $1.5 million related to the cost-savings initiative, mainly due to a decrease in severance costs).

Company Stores Operating Income

The Company recorded operating income of $14.8 million and $12.3 million in the Company Stores segment for fiscal 2026 and 2025, respectively. The increase in operating income of $2.5 million was primarily related to an increase in gross profit of $3.7 million mainly due to higher sales, partially offset by higher SG&A expenses of $1.2 million primarily due to an increase in rent-related expenses of $0.7 million due to a new store opening and an increase in performance-based compensation of $0.3 million. As of January 31, 2026, and 2025, the Company Stores segment operated 57 and 56 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $5.0 million for the twelve months ended January 31, 2026, primarily due to interest income, partially offset by a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary.

The Company recorded other income, net of $7.1 million primarily due to interest income for the twelve months ended January 31, 2025.

Interest Expense

Interest expense was $0.5 million primarily due to the payment of unused commitment fees for both fiscal 2026 and 2025. There were no borrowings under the Company's revolving credit facility during fiscal 2026 and 2025.

Income Taxes

The Company recorded an income tax provision of $7.5 million and $7.4 million for fiscal 2026 and 2025, respectively.

The effective tax rate for fiscal 2026 was 21.8% and differed from the U.S. statutory tax rate of 21.0% primarily due to nondeductible items, partially offset by the deduction of Foreign-Derived Intangible Income and foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2025 was 27.9% and differed from the U.S. statutory tax rate of 21.0% primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend and an increase in valuation allowances against certain foreign losses, partially offset by foreign profits being taxed in lower taxing jurisdictions.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $26.6 million and $18.4 million for fiscal 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2026 and January 31, 2025, the Company had $230.5 million and $208.5 million, respectively, of cash and cash equivalents. Of this total, $136.2 million and $83.3 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

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

At January 31, 2026 the Company had working capital of $404.2 million as compared to $377.0 million at January 31, 2025. The increase in working capital was primarily the result of an increase in cash and trade receivables, net and a decrease in accounts payable, partially offset by an increase in accrued liabilities and accrued payroll and benefits. The Company defines working capital as the difference between current assets and current liabilities.

Net cash provided by operating activities was $57.9 million for fiscal 2026, compared to net cash used in operating activities of $1.5 million for fiscal 2025, an increase of approximately $59.4 million. The increase was primarily driven by favorable changes in working capital and a $7.7 million increase in net income.

The most significant favorable changes in working capital items were:

•
Inventories, which generated $21.6 million of additional cash, primarily reflecting lower inventory levels driven by disciplined inventory management and improved alignment of inventory levels with current demand trends;
•
Income taxes payable, which used $17.4 million less cash due to higher tax payments in the prior year;
•
Trade receivables, which used $11.3 million less cash, reflecting improved collections;
•
Accrued payroll and benefits, which generated $9.0 million of additional cash, primarily due to higher performance-based compensation accruals; and
•
Other current assets, which provided $6.1 million of additional cash, primarily due to timing of prepayments.

These favorable impacts were partially offset by:

•
Accounts payable, which used $17.3 million more cash, primarily due to the timing of supplier payments; and

•
Income taxes receivable, which provided $4.7 million less cash, reflecting the earlier receipt of refunds in the prior year.

Cash used in investing was $8.1 million for fiscal 2026 as compared to $13.7 million for fiscal 2025. The cash used in fiscal 2026 was primarily related to capital expenditures of $4.5 million mainly due to expenditures related to Company stores, shop-in-shops and computer hardware and software costs and $3.4 million of long-term investments. Cash used in investing activities for fiscal 2025 included $8.0 million of capital expenditures and $5.7 million of long-term investments.

The Company expects that capital expenditures in fiscal 2027 will be approximately $9.0 million as compared to $4.5 million in fiscal 2026. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, website development, computer hardware and software and tooling costs. The Company has the ability to manage its capital expenditures on discretionary projects.

Cash used in financing activities was $36.3 million for fiscal 2026 as compared to $35.4 million for fiscal 2025. The cash used in fiscal 2026 included $31.1 million in dividends paid, $3.9 million in stock repurchased in the open market, $0.5 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards and $1.4 million paid for the distribution of noncontrolling interest earnings, partially offset by $0.5 million received in connection with stock options exercised. Cash used in financing activities in fiscal 2025 included $31.1 million in dividends paid, $2.6 million in stock repurchased in the open market, $1.2 million of shares repurchased as a result of the surrender of shares by employees in connection with the vesting of certain stock awards and $0.6 million paid for the distribution of noncontrolling interest earnings.

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

As of both January 31, 2026, and January 31, 2025, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2026, and January 31, 2025. At January 31, 2026, the letters of credit have expiration dates through June 1, 2026. As of both January 31, 2026, and January 31, 2025, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 7 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both fiscal 2026 and fiscal 2025, respectively.

Borrowings under the Credit Agreement bear interest at rates generally based on either the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York or a specified base rate, as selected periodically by the Company. The SOFR-based loans bear interest at SOFR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of both January 31, 2026, and 2025, the Company’s spreads were 1.00% over SOFR and 0% over the base rate.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of January 31, 2026, and 2025, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.4 million and $7.1 million, respectively. As of January 31, 2026, and 2025, there were no borrowings against these lines. As of January 31, 2026, and 2025, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.6 million and $1.3 million, respectively, in various foreign currencies, of which $0.8 million and $0.7 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.3 million during both fiscal 2026 and 2025, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $14.1 million of these commitments through fiscal 2025 and an additional $3.4 million during fiscal 2026 and may be called upon to satisfy capital calls in respect of the remaining $4.0 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. During the three-month period ended July 31, 2025, the Company recorded a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. The Company will continue to regularly evaluate the carrying value of its investments.

During fiscal 2026, the Company declared and paid four separate cash dividends of $0.35 per share aggregating to $31.1 million. During fiscal 2025, the Company declared and paid four separate cash dividends of $0.35 per share aggregating to $31.1 million. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 23, 2021, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock through November 23, 2024, depending on market conditions, share price and other factors. On December 5, 2024, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise. During fiscal 2026, the Company repurchased a total of 208,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $3.9 million, or an average of $18.75 per share. During fiscal 2025, the Company repurchased a total of 120,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $2.6 million, or an average of $21.90 per share. At January 31, 2026, $46.1 million remains available for purchase under the Company's December 5, 2024 repurchase program.

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

As of January 31, 2026, the Company’s entire net forward contracts hedging portfolio consisted of 18.0 million Swiss Francs equivalent, 31.7 million U.S. Dollars equivalent, 25.7 million Euros equivalent (none designated as cash flow hedges) and 2.6 million British Pounds equivalent with various expiry dates ranging through May 15, 2026, compared to a portfolio of 28.0 million Swiss Francs equivalent, 32.5 million U.S. Dollars equivalent, 25.3 million Euros equivalent (none designated as cash flow hedges) and 1.5 million British Pounds equivalent with various expiry dates ranging through July 17, 2025, as of January 31, 2025. If the Company were to settle its Swiss Franc forward contracts at January 31, 2026, the result would be a $0.5 million gain. As of January 31, 2026, the Company’s British Pound, Chinese Yuan, U.S. Dollar and Euro forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2026 and 2025; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at January 31, 2026 and 2025 was zero for both periods. During fiscal 2026, the Company had no borrowings. The Company does not hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Background of the ICFR Matter Identified in Fiscal 2025

As disclosed in the Company’s Fiscal 2025 Form 10-K, in January 2025 the Company became aware of allegations of misconduct within the Dubai branch of its Swiss subsidiary, MGI Luxury Group Sàrl, relating to sales to certain customers in the Middle East, India & Asia Pacific region (the“Affected Region”). Following an internal investigation conducted with the assistance of external counsel, the Company determined that certain former employees in the Dubai Branch engaged in actions that resulted in overstated sales, premature revenue recognition and underreporting of credit notes owed (e.g., sales discounts) to customers in the Affected region. The conduct occurred over multiple years and involved use of a third-party warehouse and falsified documentation intended to circumvent the Company’s internal controls. No similar issues were identified in other regions of the Company’s operations.

In connection with the investigation, management identified a material weakness in internal control over financial reporting, wherein the Company’s risk-assessment process did not properly assess the risks associated with the lack of functional segregation of duties in the Company’s Dubai Branch. As a result of this material weakness, the Company restated previously issued financial statements for fiscal years 2024, 2023 and 2022, as well as the interim periods within fiscal year 2025 and fiscal year 2024.

As discussed below, the Company completed the remediation of the material weakness identified in fiscal 2025, and, accordingly, the circumstances that contributed to the ineffectiveness of disclosure controls and procedures as of January 31, 2025, have been addressed.

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act in connection with this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting ("ICFR"), as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of the Company's internal control over financial reporting as of January 31, 2026, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under "Index to Consolidated Financial Statements - Report of Independent Registered Public Accounting Firm."

Remediation of Previously Reported Material Weakness

As previously disclosed, management had concluded that ICFR was not effective as of January 31, 2025, due to a material weakness in its internal control over financial reporting, wherein the Company’s risk-assessment process did not properly assess the risks associated with the lack of functional segregation of duties in the Company’s Dubai Branch.

During fiscal 2026, the Company completed a series of remediation measures designed to address the root causes of the material weakness. These remediation measures included:

•
Redesigning the organizational structure in the affected region to eliminate the concentration of authority and ensure appropriate segregation of duties;
•
Implementing revised reporting lines and governance protocols to increase independent oversight over regional sales, finance and operational functions; and
•
Establishing recurring management review controls, including an annual review of reporting lines, an annual turnover-risk assessment and an annual exit-interview risk assessment, each designed to identify conditions that could indicate elevated risk of management override or weakened oversight.

Management tested the design and operating effectiveness of the remediated controls and determined that they were designed effectively and operated effectively for a sufficient period of time to demonstrate sustained improvement and the remediation of the material weakness.

Supplemental Enhancements

Separately from the required remediation actions described above, the Company also undertook a number of supplemental enhancements to support a stronger ethics and compliance culture. These enhancements included expanded ethics communications by senior leadership; updates to the Company’s Code of Conduct and related training programs; enhancements to its whistleblower reporting processes, including implementation of a third-party whistleblower hotline; and updates to the Company’s corporate policy framework. These actions were undertaken to reinforce the control environment but were not required to remediate the material weakness.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 31, 2026, the Company completed the remediation of the material weakness described above. Specifically, the Company finalized the control changes related to its annual turnover and exit-interview risk assessments. There were no other changes in the Company's internal control over financial reporting during the quarter that have materially affected, or that are reasonably likely to materially affect, the Company's ICFR.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended January 31, 2026, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2026 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2026 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2026 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2026 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2026 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2026 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2026 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report
1.
Financial Statements:

See Index to Consolidated Financial Statements on page 40 included in Item 8 of Part II of this annual report.

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

19.1	Movado Group Insider Trading Policy. Incorporated herein by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2025, filed on April 16, 2025.

21.1	Subsidiaries of the Registrant. ***

23.1	Consent of PricewaterhouseCoopers LLP. ***

31.1	Certification of Chief Executive Officer. ***

31.2	Certification of Chief Financial Officer. ***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

97.1

Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1. Incorporated herein by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2024, filed on March 26, 2024.

101

The following financial information from Movado Group, Inc.’s Form 10-K for the year ended January 31, 2026, filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts and Reserves. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

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

MOVADO GROUP, INC. (Registrant)
Dated: March 19, 2026	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 19, 2026	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 19, 2026	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Executive Vice President and Chief Financial Officer

Dated: March 19, 2026	/s/ Linda Feeney
Linda Feeney
Senior Vice President, Principal Accounting Officer

Dated: March 19, 2026	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 19, 2026	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 19, 2026	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 19, 2026	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 19, 2026	/s/ Ann Kirschner
Ann Kirschner
Director

Dated: March 19, 2026	/s/ Maya Peterson
Maya Peterson
Director

Dated: March 19, 2026	/s/ Stephen Sadove
Stephen Sadove
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries (the “Company”) as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2026 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Component Parts Inventory

As described in Notes 1 and 5 to the consolidated financial statements, inventory is valued at the lower of cost or net realizable value. The Company performs reviews of its on-hand inventory, including component parts, to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. As of January 31, 2026, the Company’s component parts inventory balance was $27.1 million. As disclosed by management, the Company retains adequate levels of component parts to facilitate both the manufacturing of its watches as well as the after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches. The adjustment to reduce the value of component parts below their cost to their net realizable value is based on the timing of when a component part is no longer associated with a watch that is being manufactured as well as the significant assumption related to the anticipated utilization of component parts for after-sales service.

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

March 19, 2026

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$230,541	$208,501
Trade receivables, net	102,037	93,382
Inventories	158,331	156,738
Other current assets	22,208	21,786
Income taxes receivable	4,118	9,534
Total current assets	517,235	489,941
Property, plant and equipment, net	17,105	19,920
Operating lease right-of-use assets	67,873	86,009
Deferred and non-current income taxes	45,917	41,330
Other intangibles, net	4,162	5,537
Other non-current assets	90,329	86,494
Total assets	$742,621	$729,231
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,138	$34,312
Accrued liabilities	49,748	42,610
Accrued payroll and benefits	17,896	7,840
Current operating lease liabilities	20,603	19,263
Income taxes payable	3,663	8,935
Total current liabilities	113,048	112,960
Deferred and non-current income taxes payable	1,030	1,008
Non-current operating lease liabilities	58,063	75,508
Other non-current liabilities	60,220	56,176
Total liabilities	232,361	245,652
Commitments and contingencies (Note 10)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,347,358 and 29,178,287 shares issued, respectively	293	292
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,455,602 and 6,458,376 shares issued, respectively	64	64
Capital in excess of par value	249,108	243,355
Retained earnings	442,204	446,704
Accumulated other comprehensive income	110,614	79,981
Treasury Stock, 13,725,962 and 13,490,483 shares, respectively, at cost	(293,441)	(289,067)
Total Movado Group, Inc. shareholders' equity	508,842	481,329
Noncontrolling interest	1,418	2,250
Total equity	510,260	483,579
Total liabilities and equity	$742,621	$729,231

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2026	2025	2024
Net sales	$671,310	$653,378	$664,389
Cost of sales	307,707	300,238	300,230
Gross profit	363,603	353,140	364,159
Selling, general and administrative	333,774	333,125	315,689
Operating income	29,829	20,015	48,470
Non-operating income/(expense):
Other income, net	5,033	7,125	5,994
Interest expense	(507)	(489)	(497)
Income before income taxes	34,355	26,651	53,967
Provision for income taxes (Note 12)	7,487	7,442	11,792
Net income	26,868	19,209	42,175
Less: Net income attributable to noncontrolling interest	316	845	830
Net income attributable to Movado Group, Inc.	$26,552	$18,364	$41,345

Basic income per share:
Weighted basic average shares outstanding	22,243	22,268	22,221
Net income per share attributable to Movado Group, Inc.	$1.19	$0.82	$1.86

Diluted income per share:
Weighted diluted average shares outstanding	22,614	22,603	22,641
Net income per share attributable to Movado Group, Inc.	$1.17	$0.81	$1.83

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024
Net income	$26,868	$19,209	$42,175
Other comprehensive income/(loss):
Net unrealized (loss)/gain on investments, net of tax (benefit)/provision of ($6), $15 and ($4), respectively	(19)	46	(13)
Amortization of prior service cost, net of tax provision of $14, $19 and $16, respectively	54	49	60
Net actuarial (loss)/gain arising during the period, net of tax (benefit)/provision of ($485), ($29) and ($15), respectively	(1,855)	(85)	(56)
Foreign currency translation adjustments	32,453	(12,321)	10,835
Cash flow hedges:
Accumulated other comprehensive (loss)/income before reclassification, net of tax (benefit)/provision of ($327), $1 and $42, respectively	(1,656)	3	214
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax provision/(benefit) of $327, ($9) and $0, respectively	1,656	(46)	—
Total other comprehensive (loss)/income, net of taxes	30,633	(12,354)	11,040
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	316	845	830
Foreign currency translation adjustments	211	(150)	(178)
Total comprehensive income attributable to noncontrolling interests	527	695	652
Total comprehensive income attributable to Movado Group, Inc.	$56,974	$6,160	$52,563

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$26,868	$19,209	$42,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,416	9,312	9,644
Transactional losses/(gains)	743	(388)	722
Provision for inventories and accounts receivable	5,684	4,588	5,418
Deferred income taxes	(2,827)	827	319
Stock-based compensation	5,156	4,108	7,442
Other	1,045	413	1,020
Changes in assets and liabilities:
Trade receivables	(276)	(11,550)	(899)
Inventories	9,834	(11,725)	35,675
Other current assets	1,467	(4,589)	5,962
Accounts payable	(15,451)	1,842	1,541
Accrued liabilities	3,381	3,102	(6,011)
Accrued payroll and benefits	9,461	475	(9,922)
Income taxes receivable	4,832	9,532	(3,744)
Income taxes payable	(4,562)	(21,971)	(13,832)
Other non-current assets	2,225	(4,278)	1,877
Other non-current liabilities	925	(411)	(609)
Net cash provided by/(used in) operating activities	57,921	(1,504)	76,778
Cash flows from investing activities:
Capital expenditures	(4,512)	(7,966)	(8,223)
Long-term investments	(3,440)	(5,667)	(3,107)
Trademarks and other intangibles	(138)	(109)	(144)
Net cash used in investing activities	(8,090)	(13,742)	(11,474)
Cash flows from financing activities:
Dividends paid	(31,052)	(31,069)	(53,146)
Stock repurchases	(3,900)	(2,628)	(3,116)
Distribution of noncontrolling interest earnings	(1,359)	(604)	(1,431)
Stock awards and options exercised and other changes	32	(1,101)	97
Net cash used in financing activities	(36,279)	(35,402)	(57,596)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,616	(2,952)	2,927
Net increase/(decrease) in cash, cash equivalents and restricted cash	22,168	(53,600)	10,635
Cash, cash equivalents and restricted cash at beginning of year	209,214	262,814	252,179
Cash, cash equivalents and restricted cash at end of year	$231,382	$209,214	$262,814
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$230,541	$208,501	$262,059
Restricted cash included in other non-current assets	841	713	755
Cash, cash equivalents, and restricted cash	$231,382	$209,214	$262,814

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2023	$—	28,807	$288	6,525	$65	$230,782	$471,210	$81,295	$(281,576)	$2,938	$505,002
Net income attributable to Movado Group, Inc.							41,345			830	42,175
Dividends ($2.40 per share)							(53,146)				(53,146)
Distribution of noncontrolling interest earnings										(1,431)	(1,431)
Stock awards and options exercised		153	1			673			(578)		96
Stock repurchases									(3,116)		(3,116)
Conversion of Class A Common Stock to Common Stock		42	1	(42)	(1)						-
Supplemental executive retirement plan		2				165					165
Stock-based compensation expense						7,442					7,442
Net unrealized loss on investments, net of tax benefit of ($4)								(13)			(13)
Net change in effective portion of hedging contracts, net of tax provision of $42								214			214
Amortization of prior service cost, net of tax provision of $16								60			60
Net actuarial loss during period, net of tax benefit of ($15)								(56)			(56)
Foreign currency translation adjustment (3)								10,835		(178)	10,657
Balance, January 31, 2024	$—	29,004	$290	6,483	$64	$239,062	$459,409	$92,335	$(285,270)	$2,159	$508,049
Net income attributable to Movado Group, Inc.							18,364			845	19,209
Dividends ($1.40 per share)							(31,069)				(31,069)
Distribution of noncontrolling interest earnings										(604)	(604)
Stock awards and options exercised		145	2			66			(1,169)		(1,101)
Stock repurchases									(2,628)		(2,628)
Conversion of Class A Common Stock to Common Stock		25		(25)							-
Supplemental executive retirement plan		4				119					119
Stock-based compensation expense						4,108					4,108
Net unrealized gain on investments, net of tax provision of $15								46			46
Net change in effective portion of hedging contracts, net of tax benefit of ($8)								(43)			(43)
Amortization of prior service cost, net of tax provision of $19								49			49
Net actuarial loss during period, net of tax benefit of ($29)								(85)			(85)
Foreign currency translation adjustment (3)								(12,321)		(150)	(12,471)
Balance, January 31, 2025	$—	29,178	$292	6,458	$64	$243,355	$446,704	$79,981	$(289,067)	$2,250	$483,579

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity
Net income attributable to Movado Group, Inc.							26,552			316	26,868
Dividends ($1.40 per share)							(31,052)				(31,052)
Distribution of noncontrolling interest earnings										(1,359)	(1,359)
Stock awards and options exercised		158	1			505			(474)		32
Stock repurchases									(3,900)		(3,900)
Conversion of Class A Common Stock to Common Stock		3		(3)							-
Supplemental executive retirement plan		8				92					92
Stock-based compensation expense						5,156					5,156
Net unrealized loss on investments, net of tax benefit of ($6)								(19)			(19)
Net change in effective portion of hedging contracts, net of tax provision of $0								-			-
Amortization of prior service cost, net of tax provision of $14								54			54
Net actuarial loss during period, net of tax benefit of ($485)								(1,855)			(1,855)
Foreign currency translation adjustment (3)								32,453		211	32,664
Balance, January 31, 2026	$—	29,347	$293	6,455	$64	$249,108	$442,204	$110,614	$(293,441)	$1,418	$510,260

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

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands across most price categories of the watch industry. The Company's fiscal year ends on January 31st of each year, and references to fiscal 2026 relate to the year ended January 31, 2026. In fiscal 2026, the Company marketed the following distinct brands of watches: Movado, Concord, EBEL, Olivia Burton, MVMT, Coach, Tommy Hilfiger, Hugo Boss, Lacoste and Calvin Klein. The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

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

In addition to its sales to trade customers and independent distributors, the Company sells directly to consumers via its e-commerce platforms and also operates 53 retail outlet locations throughout the United States and four in Canada, through which it sells current and discontinued models and factory seconds of all of the Company’s watch brands.

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

Included in Trade receivables are amounts due from trade customers including department stores, jewelry store chains, independent jewelers, third-party e-commerce retailers and payment processors used by the Company's owned e-commerce websites. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Trade receivables, net are stated net of reserves for expected credit losses, returns and allowances of $31.7 million and $26.1 million at January 31, 2026 and 2025, respectively. Trade receivables, net are also stated net of certain cooperative advertising allowances of $6.6 million and $4.2 million at January 31, 2026 and 2025, respectively. Cooperative advertising allowances are credits to be taken by the customer at a future date on previously executed cooperative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores and third-party e-commerce retailers. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company. As of January 31, 2026, except for those accounts provided for in the allowance for expected credit losses, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

No single customer accounted for more than 10% of net sales during any of the years in the three-year period ended January 31, 2026. At January 31, 2026, accounts receivable included amounts due from a significant e-commerce retail customer and certain of its affiliates representing approximately 25% of total net accounts receivable. Revenue attributable to this customer represented less than 10% of consolidated net sales for the fiscal year. The concentration at year-end was primarily due to the timing of shipments in the fourth quarter and related collections in the ordinary course of business. This e-commerce retail commerce company is an investment-grade rated customer with substantial liquidity and a strong history of payment performance. The Company monitors credit exposure on an ongoing basis and has not experienced material credit losses related to this customer.

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

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated at the time of acquisition based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, typically ten years, and are evaluated for impairment whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. The Company determined that there was no impairment in fiscal 2026, fiscal 2025 or in fiscal 2024.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. No impairment charge was recorded in fiscal 2026, fiscal 2025 or in fiscal 2024.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. The Company has evaluated and will regularly evaluate the carrying value of its investments. The carrying value of the investments are recorded in Other non-current assets in the Consolidated Balance Sheets at January 31, 2026 and 2025.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Franc and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each fiscal quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effective testing. Hedge accounting is discontinued if it is determined that the derivative is not highly effective.

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

Revenue Recognition

Wholesale revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration. The Company has determined that transfer of control passes to the wholesale customer upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Control passes to outlet store customers at the time of sale and to substantially all e-commerce customers upon shipment. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether significant risks and rewards for the goods belong with the customer. The Company records estimates of variable consideration, which includes sales returns and markdown allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Discounts, returns and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

Marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include salaries, various forms of media advertising, digital advertising (including social media), customer acquisition costs and cooperative advertising and retail media network programs with certain wholesale customers and distributors and other point of sale marketing and promotional spending.

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

The warranty liability, included in accrued liabilities in the Consolidated Balance Sheets, and activity for the fiscal years ended January 31, 2026, 2025 and 2024 was as follows (in thousands):

	2026	2025	2024
Balance, beginning of year	$1,859	$1,910	$1,882
Provision charged to operations	1,298	1,440	1,864
Settlements made	(1,246)	(1,491)	(1,836)
Balance, end of year	$1,911	$1,859	$1,910

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses advertising production costs at the commencement date of the advertising campaign. Marketing expenses are included within selling, general and administrative expenses and consist primarily of media advertising, digital advertising, retail media network programs, cooperative advertising arrangements, customer acquisition costs, production costs, point-of-sale materials and displays, and related internal payroll costs.

The Company participates in cooperative advertising and retail media programs with certain customers, including programs operated through customers’ digital and in-store platforms. In exchange for the consideration paid, the Company receives advertising and marketing services that it has concluded are distinct and separately identifiable from the sale of its products. The Company evaluates these arrangements in accordance with ASC 606, Revenue from Contracts with Customers, including the guidance on consideration payable to a customer.

The Company has determined that the fair value of the advertising and marketing services received is reasonably estimable. Because the consideration paid does not exceed the fair value of the services received, such amounts are recorded as marketing expense within selling, general and administrative expenses rather than as a reduction of revenue.

Marketing expense for fiscal 2026, 2025 and 2024 was $130.8 million, $146.5 million and $129.1 million, respectively.

Included in other non-current assets in the Consolidated Balance Sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials. Prepaid advertising accounted for $4.8 million and $6.5 million in other non-current assets at January 31, 2026 and 2025, respectively.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $1.7 million, $1.6 million and $1.8 million for fiscal 2026, 2025 and 2024, respectively. The costs related to shipping and handling were $11.5 million, $12.3 million and $12.0 million for fiscal 2026, 2025 and 2024, respectively. The amounts charged and incurred by the Company related to shipping and handling are included in net sales and cost of sales in the Consolidated Statements of Operations, respectively.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Fiscal Years Ended January 31,
	2026	2025	2024
Weighted average common shares outstanding:
Basic	22,243	22,268	22,221
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	371	335	420
Diluted	22,614	22,603	22,641

For the fiscal years ended January 31, 2026, 2025 and 2024, approximately 463,000, 681,000 and 682,000 respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) attributable to the Movado Group, Inc. and other gains and losses that are not included in net income (loss), but are recorded directly in the Consolidated Statements of Changes in Equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and net unrealized gains and losses, net of tax, on derivatives designated as cash flow hedges, the Company's defined benefit plan and available for sale securities.

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)”, which amends the guidance for capitalizing internal-use software developments costs. The ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815)” which provides targeted improvements to hedge accounting guidance. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies the application of interim reporting disclosure requirements and introduces a principle requiring disclosure of material events and changes since the most recent annual reporting period. The ASU is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements and related disclosures.

The Company has reviewed other recently issued accounting standards and determined that they are either not applicable or are not expected to have a material impact on its Consolidated Financial Statements.

NOTE 3 - COST SAVINGS INITIATIVE

During fiscal year 2025, in light of the ongoing challenging consumer-spending environment, the Company committed to a cost-savings initiative to reduce operating expenses through headcount reductions, bringing them more in line with sales.

During fiscal year 2026, the Company recorded $1.5 million in accruals for severance and employee-related charges which are included in Selling, general and administrative in the Consolidated Statements of Operations. During fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges which were included in Selling, general and administrative in the Consolidated Statements of Operations. The amounts recorded in fiscal year 2026 and fiscal year 2025 are included in both the United States and International locations in the Watch and Accessory segment.

Of the total amount recorded, $1.3 million related to severance and employee-related charges was paid during fiscal year 2025, and $3.5 million related to severance and employee-related charges and $0.5 million of early lease termination related fees and costs were paid/utilized during fiscal year 2026. The remaining amount of $0.8 million is included in Accrued payroll and benefits in the Consolidated Balance Sheet at January 31, 2026. The Company expects the remaining severance and employee-related expenses to be paid during fiscal year 2027.

NOTE 4 – INTANGIBLE ASSETS

The changes in the carrying amount of other intangible assets during the fiscal years ended January 31, 2026, 2025 and 2024 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	10	10
Balance at January 31, 2023	$6,903	$1,728	$1,011	$9,642
Additions	—	—	144	144
Amortization	(1,504)	(729)	(248)	(2,481)
Foreign exchange impact	140	(4)	52	188
Balance at January 31, 2024	5,539	995	959	7,493
Additions	—	—	109	109
Amortization	(1,535)	(158)	(238)	(1,931)
Foreign exchange impact	(63)	(26)	(45)	(134)
Balance at January 31, 2025	3,941	811	785	5,537
Additions	—	—	138	138
Amortization	(1,587)	(168)	(236)	(1,991)
Foreign exchange impact	267	77	134	478
Balance at January 31, 2026	$2,621	$720	$821	$4,162

(1)
Other includes fees paid related to trademarks.

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending January 31,	(in thousands)
2027	$2,021
2028	1,232
2029	494
2030	109
2031	108
Thereafter	198
Total estimated future amortization expense	$4,162

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2026	2025
Finished goods	$128,192	$129,204
Component parts	27,127	23,905
Work-in-process	3,012	3,629
	$158,331	$156,738

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows (in thousands):

	As of January 31,
	2026	2025	Estimated Useful Lives
Land and buildings	$1,559	$1,323	40 years for buildings
Furniture and equipment	47,805	46,039	3 to 7 years
Computer software	35,899	34,972	5 to 10 years
Leasehold improvements	36,834	35,982	Lesser of lease term or useful life
Design fees and tooling costs	1,854	1,782	3 years
	123,951	120,098
Less: Accumulated depreciation and amortization	(106,846)	(100,178)
Property, plant and equipment, net	$17,105	$19,920

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2026, 2025 and 2024 was $7.2 million, $7.2 million and $7.0 million, respectively, which includes computer software amortization expense for fiscal 2026, 2025 and 2024 of $1.6 million, $2.0 million and $2.0 million, respectively.

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

As of both January 31, 2026, and January 31, 2025, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2026, and January 31, 2025. At January 31, 2026, the letters of credit have expiration dates through June 1, 2026. As of both January 31, 2026, and January 31, 2025, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both fiscal 2026 and fiscal 2025, respectively.

Borrowings under the Credit Agreement bear interest at rates generally based on either the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York or a specified base rate, as selected periodically by the Company. The SOFR-based loans bear interest at SOFR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of both January 31, 2026, and 2025, the Company’s spreads were 1.00% over SOFR and 0% over the base rate.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of January 31, 2026, and 2025, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.4 million and $7.1 million, respectively. As of January 31, 2026, and 2025, there were no borrowings against these lines. As of January 31, 2026, and 2025, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.6 million and $1.3 million, respectively, in various foreign currencies, of which $0.8 million and $0.7 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitment fees, was $0.3 million during fiscal 2026, 2025 and 2024, and amortization of debt fees was $0.2 million during fiscal 2026, 2025 and 2024.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of January 31, 2026 and 2025, the Company did not have any net forward contracts in its hedging portfolio that qualified as cash flow hedging instruments. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of January 31, 2026, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 18.0 million Swiss Francs equivalent, 31.7 million U.S. dollars equivalent, 25.7 million Euros equivalent and 2.6 million British Pounds equivalent with various expiry dates ranging through May 15, 2026. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Cost of sales, Selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of January 31, 2026 and 2025 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 31, 2026 Fair Value	January 31, 2025 Fair Value	Balance Sheet Location	January 31, 2026 Fair Value	January 31, 2025 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	Accrued Liabilities	$—	$—
Total Derivative Instruments		$—	$—		$—	$—

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 31, 2026 Fair Value	January 31, 2025 Fair Value	Balance Sheet Location	January 31, 2026 Fair Value	January 31, 2025 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$484	$13	Accrued Liabilities	$10	$1,111
Total Derivative Instruments		$484	$13		$10	$1,111

As of January 31, 2026 and 2025, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income/(loss) was zero for both periods. For the fiscal years ended January 31, 2026 and 2025, the Company reclassified ($1.7) million and $46,000, respectively, from accumulated other comprehensive (loss)/income to Net sales in the Consolidated Statements of Operations. No amounts associated with ineffectiveness were recorded in fiscal year 2026.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 and 2025 (in thousands):

		Fair Value at January 31, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$281	$—	$—	$281
Short-term investment	Other current assets	153	—	—	153
SERP assets - employer	Other non-current assets	607	—	—	607
SERP assets - employee	Other non-current assets	55,739	—	—	55,739
Defined benefit plan assets (1)	Other non-current liabilities	—	—	40,045	40,045
Hedge derivatives	Other current assets	—	484	—	484
Total		$56,780	$484	$40,045	$97,309
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$55,739	$—	$—	$55,739
Hedge derivatives	Accrued liabilities	—	10	—	10
Total		$55,739	$10	$—	$55,749

		Fair Value at January 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$306	$—	$—	$306
Short-term investment	Other current assets	143	—	—	143
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	53,442	—	—	53,442
Defined benefit plan assets (1)	Other non-current liabilities	—	—	34,313	34,313
Hedge derivatives	Other current assets	—	13	—	13
Total		$54,496	$13	$34,313	$88,822
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,442	$—	$—	$53,442
Hedge derivatives	Accrued liabilities	—	1,111	—	$1,111
Total		$53,442	$1,111	$—	$54,553

(1)
See Note 17 for a discussion of the fair value of the assets held in the Company’s defined benefit plan in Switzerland and rollforward of beginning and ending balances.

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain eligible employees and provides benefits based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as Level 3 within the fair value hierarchy and consist primarily of investments in pooled funds, including separate employee accounts invested in equity securities, debt securities and real estate. The fair values of these investments are based on valuations provided by the fund administrators, which are not readily observable and cannot be corroborated by observable market data; accordingly, these investments are classified within Level 3 of the fair value hierarchy. The net funded status of the plan, which reflects the fair value of plan assets less the projected benefit obligation, is included in Other non-current liabilities in the Consolidated Balance Sheets at January 31, 2026 and January 31, 2025, respectively.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time, the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2025, the Company invested approximately $14.1 million and during fiscal 2026 the Company invested an additional $3.4 million in venture capital funds (see Note 10 - Commitments and Contingencies for discussion of commitments made related to venture capital funds). During fiscal year 2026, the Company recorded a non-cash impairment charge of $0.4 million (recorded in Other income, net in the Consolidated Statements of Operations) related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in fair value primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. In addition, one consumer products company in which the Company made an equity investment in fiscal year 2022 sold its business and assets in fiscal year 2024 in a transaction that yielded little return for equity holders. As a result, the Company fully impaired its $0.5 million investment in this entity in fiscal 2024 which is recorded in Other income, net in the Consolidated Statements of Operations. The Company will continue to regularly evaluate the carrying value of its investments. The carrying value of the investments is recorded in Other non-current assets in the Consolidated Balance Sheets at January 31, 2026 and January 31, 2025.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements:

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors, and also includes service agreements. The Company sources, distributes, advertises and sells watches and jewelry pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2026, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements, which includes service agreements, was $269.6 million, payable in the next six years.

Purchase Obligations:

The Company had outstanding purchase obligations of $92.6 million with suppliers at the end of fiscal 2026 primarily for raw materials, finished watches, jewelry and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

Investments:

From time to time, the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. Through fiscal 2026, the Company invested approximately $17.5 million and may be called upon to satisfy capital calls in respect of the remaining $4.0 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

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

On April 28, 2025, the Company received a voluntary request from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) for documents and information relating to the restatement previously reported in fiscal year 2025. The Company is cooperating with the SEC in responding to those requests.

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

In addition to the above matters, as of January 31, 2026, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

The Company did not have any material finance leases during fiscal 2026, 2025 or 2024.

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Year Ended January 31, 2026	For the Year Ended January 31, 2025	For the Year Ended January 31, 2024
Operating lease expense	SG&A	$22,041	$21,919	$20,404
Short-term lease cost	SG&A	561	698	746
Variable lease cost	SG&A	9,914	9,319	10,536
Total operating lease expense		$32,516	$31,936	$31,686

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 31, 2026	January 31, 2025
Assets
Operating	Operating lease right-of-use assets	$67,873	$86,009

Liabilities
Current:
Operating	Current operating lease liabilities	$20,603	$19,263
Noncurrent:
Operating	Non-current operating lease liabilities	$58,063	$75,508

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company's leases:

Lease Term and Discount Rate	January 31, 2026	January 31, 2025	January 31, 2024
Weighted-average remaining lease term - in years
Operating leases	5.4	5.8	6.7
Weighted-average discount rate:
Operating leases	4.14%	4.13%	3.86%

Future minimum lease payments by year as of January 31, 2026 is as follows (in thousands):

Fiscal Year	Operating Leases
2027	$23,342
2028	16,875
2029	12,845
2030	10,685
2031	7,299
Thereafter	17,132
Total lease payments	$88,178
Less: Interest	(9,512)
Total lease obligations	$78,666

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31, 2026	Year Ended January 31, 2025	Year Ended January 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,262	$21,679	$20,103
Leased assets obtained in exchange for new operating lease liabilities	368	21,463	17,341

As of January 31, 2026, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 12 - INCOME TAXES

Income/(loss) before provision/(benefit) for income taxes for the fiscal year ended January 31, 2026, 2025 and 2024 on a legal entity basis consists of the following (in thousands):

	2026	2025	2024
U.S. (loss)/ income before taxes	$5,617	$(4,974)	$(3,126)
Non-U.S. income before taxes	28,738	31,625	57,093
Income before income taxes	$34,355	$26,651	$53,967

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2026, 2025 and 2024 consists of the following components (in thousands):

	2026	2025	2024
Current:
U.S. Federal	$2,010	$997	$165
U.S. State and Local	681	165	201
Non-U.S.	7,623	5,453	11,107
	10,314	6,615	11,473
Deferred:
U.S. Federal	(733)	285	(58)
U.S. State and Local	(245)	171	1,024
Non-U.S.	(1,849)	371	(647)
	(2,827)	827	319
Provision for income taxes	$7,487	$7,442	$11,792

Significant components of the Company’s deferred income tax assets and liabilities for the fiscal years ended January 31, 2026 and 2025 are as follows (in thousands):

	2026 Deferred Taxes		2025 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$4,519	$—	$5,351	$—
Inventory	1,919	—	1,280	—
Unprocessed returns	1,970	—	1,292	—
Receivables allowances	943	—	656	—
Deferred compensation	20,989	—	17,418	—
Depreciation/amortization	13,356	—	14,039	—
Other provisions/accruals	1,612	—	1,252	—
Deferred occupancy costs	17,276	14,918	19,968	17,678
Miscellaneous	1,852	—	1,204	—
	64,436	14,918	62,460	17,678
Valuation allowance	(3,744)	—	(3,679)	—
Total deferred tax assets and liabilities	$60,692	$14,918	$58,781	$17,678

As of January 31, 2026, the Company had U.S. state and foreign net operating loss carryforwards of $0.7 million and $3.9 million, respectively, with expiration dates ranging from 1-10 years and, with respect to some foreign jurisdictions, an indefinite carryforward period. Of the foreign net operating losses, $1.7 million is related to the United Kingdom, $1.2 million is related to China and the remaining is related to other foreign countries.

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

The Company elected to account for the tax on Global Intangible Low-Taxed Income ("GILTI") as a period cost and therefore has not recorded deferred taxes related to GILTI. The One Big Beautiful Bill Act (“OBBBA”) renamed the provision for taxes on foreign earnings from GILTI to net controlled foreign corporation tested income (“NCTI”).

Beginning with fiscal 2026, the Company adopted ASU 2023-09 "Improvement to Income Tax Disclosures" on a prospective basis. The provision/(benefit) for income taxes for the fiscal year ended January 31, 2026, differs from the U.S. federal statutory rate after the adoption of ASU 2023-09 due to the following (dollars in thousands):

	Fiscal Year Ended January 31, 2026
	Dollars	Percent
U.S. Federal Statutory Tax Rate	$7,215	21.0%
State and Local Income Tax, Net of Federal Benefit (a)	344	1.0
Foreign Tax Effects
Germany	450	1.3
Hong Kong
Statutory Rate Difference Between Hong Kong and United States	(665)	(1.9)
Other	(118)	(0.3)
Switzerland	(576)	(1.7)
United Kingdom
Changes in Valuation Allowances	392	1.1
Other	(128)	(0.3)
Other Foreign Jurisdictions	355	1.0
Effect of Cross-Border Tax Laws
Foreign-Derived Intangible Income	(644)	(1.9)
Other	16	0.0
Tax Credits	(48)	(0.1)
Nontaxable or Nondeductible Items
Officer's Compensation	635	1.8
Other	286	0.8
Changes in Unrecognized Tax Benefits	90	0.3
Other Adjustments	(117)	(0.3)
Effective Tax Rate	$7,487	21.8%

(a) State taxes in New Jersey made up the majority of the tax effect in this category.

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2025 and 2024 differs from the U.S. federal statutory rate before the adoption of ASU 2023-09 due to the following (in thousands):

	Fiscal Year Ended January 31,
	2025	2024
Provision for income taxes at the U.S. statutory rate	$5,591	$11,333
Lower effective non-U.S. income tax rate	(1,755)	(1,984)
State and local taxes, net of federal benefit	265	974
Valuation allowance	955	277
Compensation and benefits	668	(48)
Cross-border tax effects	1,762	1,032
Other, net	(44)	208
Total provision for income taxes	$7,442	$11,792

The effective tax rate for fiscal 2026 was 21.8% and differed from the U.S. statutory tax rate of 21.0% primarily due to nondeductible items, partially offset by the deduction of Foreign-Derived Intangible Income and foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2025 was 27.9% and differed from the U.S. statutory tax rate of 21.0% primarily due to the tax consequences of a foreign currency gain related to an extraordinary intercompany dividend and an increase in valuation allowances against certain foreign losses, partially offset by foreign profits being taxed in lower taxing jurisdictions.

Cash paid for income taxes, net of refunds received, during fiscal 2026 is as follows (in thousands):

Fiscal Year Ended January 31, 2026
U.S. Federal	$6,196
U.S. State and Local	(353)
Non - U.S:
Hong Kong	3,150
Switzerland	(1,311)
France	777
Other Non-U.S.	755
Income taxes, net of refund received	$9,214

$6.9 million of the U.S. Federal payments listed above was the final payment for the one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. $3.9 million of the Hong Kong payments listed above was related to fiscal 2025. Cash paid for income taxes, net of refunds received, during fiscal 2025 and 2024 was $28.4 million and $28.7 million, respectively.

On July 4, 2025, the OBBBA was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's Consolidated Financial Statements for fiscal 2026. The Company will continue to evaluate and monitor potential impacts on future periods and does not expect the OBBBA to have a material impact on its Consolidated Financial Statements.

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

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2022, with few exceptions.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2026, 2025 and 2024 are as follows (in thousands):

	2026	2025	2024
Beginning balance	$551	$547	$569
Tax positions taken in the current year	58	48	38
Tax positions taken in prior years	—	—	36
Lapse of statute of limitations	(21)	(38)	(71)
Settlements	—	(1)	(25)
Non-U.S. currency exchange fluctuations	16	(5)	—
Ending balance	$604	$551	$547

Included in the balances at January 31, 2026, January 31, 2025 and January 31, 2024 are $0.5 million for each period of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. As of January 31, 2026, January 31, 2025, and January 31, 2024, the Company had $0.3 million, $0.3 million and $0.2 million, respectively, of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. Interest (net of tax benefit) and penalties accrued in fiscal years 2026, 2025 and 2024 were immaterial.

At January 31, 2026, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $253.4 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

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

During the fiscal year ended January 31, 2026, the Company repurchased a total of 208,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $3.9 million, or an average of $18.75 per share. During the fiscal year ended January 31, 2025, the Company repurchased a total of 120,000 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $2.6 million, or an average of $21.90 per share. There were no shares repurchased under the December 5, 2024 share repurchase program during the fiscal year ended January 31, 2025. During the fiscal year ended January 31, 2024, the Company repurchased a total of 111,722 shares of its common stock under the November 23, 2021 share repurchase program at a total cost of $3.1 million, or an average of $27.89 per share.

At January 31, 2026, $46.1 million remains available for purchase under the Company's December 5, 2024 repurchase program.

There were 27,479, 42,388 and 22,034 shares of common stock repurchased during the fiscal years ended January 31, 2026, 2025 and 2024, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at January 31, 2026, 2025 and 2024, related to each component of accumulated other comprehensive income are as follows (in thousands):

	2026	2025	2024
Foreign currency translation adjustments	$113,972	$81,519	$93,840
Available-for-sale securities	196	215	169
Cash flow hedges	—	—	43
Unrecognized prior service cost related to defined benefit pension plan	(68)	(122)	(171)
Net actuarial loss related to defined benefit pension plan	(3,486)	(1,631)	(1,546)
Total accumulated other comprehensive income	$110,614	$79,981	$92,335

Amounts reclassified from accumulated other comprehensive (loss)/income to operating income in the Consolidated Statements of Operations were ($1.7) million during fiscal 2026 and immaterial amounts during fiscal 2025 and fiscal 2024.

NOTE 15 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

	Fiscal Year Ended January 31, 2026	Fiscal Year Ended January 31, 2025	Fiscal Year Ended January 31, 2024
Customer Type
Wholesale	$503,925	$491,870	$496,845
Direct to consumer	164,145	158,153	164,201
After-sales service	3,240	3,355	3,343
Net Sales	$671,310	$653,378	$664,389

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note - 18 Segment and Geographic Information).

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

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, the Company’s owned e-commerce websites and concession stores, and consumer repairs. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Control passes to outlet store customers at the time of sale and to substantially all e-commerce customers upon shipment. Direct to Consumer revenue is included in either the Watch and Accessory Brands Segment or Company Stores Segment based on how the Company makes decisions about the allocation of resources and performance measurement. Revenue derived from outlet stores and related e-commerce is included within the Company Stores Segment. Other Direct to Consumer revenue (i.e., revenue derived from other Company-owned e-commerce websites, concession stores and consumer repairs) is included within the Watch and Accessory Brands segment. (See Note 18 – Segment and Geographic Information.)

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the fiscal years ended January 31, 2026, January 31, 2025 and January 31, 2024.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2026, 2025 and 2024 was $0.1 million, $0.9 million and $2.1 million, respectively. As of January 31, 2026, there was no unrecognized compensation cost related to unvested stock options. Total cash consideration received for stock option exercises during the fiscal years ended January 31, 2026, 2025 and 2024 was $0.5 million, $0.1 million and $0.7 million, respectively. The shortfall tax expense on these exercises for fiscal 2026 was approximately $0.1 million.

The following table summarizes the Company’s stock option plan as of January 31, 2026 and changes during each of the fiscal years in the three-year period ended January 31, 2026:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2023 (183,101 options exercisable)	1,085,029	$23.84
Granted	—	—
Exercised	(51,840)	$13.02
Forfeited	(19,000)	$34.13
Options outstanding at January 31, 2024 (662,375 options exercisable)	1,014,189	$24.20
Granted	—	—
Exercised	(4,000)	$16.87
Forfeited	(58,700)	$42.12
Options outstanding at January 31, 2025 (951,489 options exercisable)	951,489	$23.13	$12.42-$38.04	5.5	$1,775
Granted	—	—	—
Exercised	(30,000)	$16.87	$16.87
Forfeited	(22,140)	$30.36	$30.36
Options outstanding at January 31, 2026	899,349	$23.16	$12.42-$38.04	4.6	$3,372
Exercisable at January 31, 2026	899,349	$23.16		4.6	$3,372

The table below presents information related to stock option activity for the years ended January 31, 2026, 2025 and 2024:

	Fiscal Year Ended January 31,
	2026	2025	2024
	(in thousands)
Total fair value of stock options exercised	$163	$22	$212
Total fair value of stock options vested	$2,201	$2,117	$2,756

Non-vested Stock Options

The Company had 148,639 of non-vested stock options at January 31, 2025 with a weighted average grant date fair value of $14.81. All of these shares vested in fiscal 2026.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For fiscal years 2026, 2025 and 2024, compensation expense for stock awards was $5.0 million, $3.2 million and $5.3 million, respectively. As of January 31, 2026, there was approximately $5.7 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted average period of 1.9 years.

Transactions for stock awards under the Plan since fiscal 2023 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
Units outstanding at January 31, 2023	294,148	$28.84
Units granted	300,633	$28.60
Units vested	(104,379)	$22.04
Units forfeited	(4,446)	$28.78
Units outstanding at January 31, 2024	485,956	$30.15
Units granted	311,786	$27.78
Units vested	(138,274)	$28.19
Units forfeited	(2,106)	$30.70
Units outstanding at January 31, 2025	657,362	$29.43
Units granted	508,428	$13.53
Units vested	(127,000)	$34.65
Units forfeited	(44,805)	$24.13
Units outstanding at January 31, 2026	993,985	$20.87	1.3	$22,663

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. The total fair value of stock award units that vested during fiscal 2026, 2025 and 2024 was $4.4 million, $3.9 million and $2.3 million, respectively. There were 27,479, 42,388 and 22,034 shares of common stock of the Company tendered by the employee for the payment of the employee’s withholding tax obligation totaling $0.5 million, $1.2 million and $0.6 million during the fiscal years ended January 31, 2026, 2025 and 2024, respectively. Unvested stock award units had a total fair value of $20.7 million, $19.3 million and $14.7 million, for fiscal 2026, 2025 and 2024, respectively. The shortfall tax expense on the vested stock awards for fiscal 2026 was approximately $0.5 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 17 – PENSION AND RETIREMENT SAVINGS PLAN

Defined Contribution Plans

401(k) Savings Plan

All employees in the United States are eligible to participate in the Company’s Employee Savings and Investment Plan (“401(k) Plan”), a tax-qualified defined contribution retirement savings plan. The Company matches 50% of each 1% contributed by the employee up to a maximum of 8% of pay (totaling a Company maximum match of 4%). Employees vest in the Company match after three years of service. In fiscal 2026, 2025 and 2024, the Company contributed $1.4 million, $1.5 million and $1.6 million, respectively, in cash to the 401(k) Plan.

Other Defined Contribution Plans

The Company sponsors defined contribution benefit plans for certain of its employees located outside of the United States. Company contributions and expenses of administering the plans were $0.9 million, $1.0 million and $1.2 million in fiscal 2026, 2025 and 2024, respectively.

The Company maintains a defined contribution deferred compensation plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years. Twenty percent of the Company’s matching contribution is in the form of rights to the Company’s common stock. During fiscal 2026, 2025 and 2024, the Company recorded expenses related to the SERP of $0.5 million, $0.6 million and $0.8 million, respectively.

Defined Benefit Plan

The Company sponsors a defined benefit plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis.

The components of the net periodic pension costs for the fiscal years ended January 31, 2026, 2025 and 2024 are as follows:

(Amounts in thousands)	2026	2025	2024
Service cost	$1,217	$1,146	$1,069
Interest cost	372	505	593
Expected return on assets	(1,187)	(998)	(754)
Actuarial loss/(gain) recognized due to partial settlement	470	(114)	-
Amortization of prior service costs	68	68	76
Net Periodic Pension Cost	$940	$607	$984

The other components of the net periodic pension costs, including interest cost, expected return on assets, actuarial loss/(gain) recognized due to partial settlement and the amortization of the prior service costs, are all included in other income, net in fiscal 2026, fiscal 2025 and fiscal 2024 in the Consolidated Statement of Operations.

During fiscal 2024 there was a plan amendment resulting in a new conversion rate at normal retirement age for retirements in 2025 or later. This plan amendment resulted in a prior service credit of $0.1 million and will be amortized over 5.4 years.

During fiscal 2026 and 2025, partial settlements, including lump-sum payments, exceeded the combined current service cost and interest cost for those years. As a result, because only a portion of the related benefit obligation was settled, the Company recognized a pro rata portion of the associated unamortized net loss in fiscal 2026 and the unamortized net gain in fiscal 2025. These amounts were recorded as an addition and a reduction, respectively, to other components of net periodic pension cost.

The estimated prior service cost and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost in the fiscal year ended January 31, 2027 is $0.1 million.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets are shown below (based on a January 31 measurement date):

(Amounts in thousands)	2026	2025
Change in benefit obligation:
Pension benefit obligation at beginning of period	$34,428	$34,424
Service cost	1,217	1,146
Interest cost	372	505
Benefits paid	(4,270)	(1,798)
Employee contributions	837	887
Actuarial losses	2,948	1,200
Foreign currency exchange rate impact	6,201	(1,936)
Pension benefit obligation at end of year	41,733	34,428
Change in plan assets:
Fair value of plan assets at beginning of period	$34,313	$33,731
Company contributions	1,245	1,333
Benefits paid	(4,270)	(1,798)
Actual return on plan assets	1,825	2,075
Employee contributions	837	887
Foreign currency exchange rate impact	6,095	(1,915)
Fair value of plan assets at end of year	40,045	34,313
Funded status - consolidated	$(1,688)	$(115)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current liabilities	(1,688)	(115)
Amounts recognized in accumulated other comprehensive income/(loss):
Prior service cost	15	83
Net actuarial loss	4,485	2,145
Tax effect	(946)	(475)
Net amount recognized, after tax	$3,554	$1,753
Accumulated benefit obligation	$41,423	$34,142

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

The assets within the plan are classified as Level 3 within the fair value hierarchy and consist primarily of investments in pooled funds, including separate employee accounts invested in equity securities, debt securities and real estate. The fair values of these investments are based on valuations provided by the fund administrators, which are not readily observable and cannot be corroborated by observable market data; accordingly, these investments are classified within Level 3 of the fair value hierarchy.

The weighted average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (January 31) were as follows:

	2026	2025	2024
Discount rate	1.00%	1.00%	1.50%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	3.25%	3.20%	3.00%

The discount rates used are based on high quality AAA- and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time.

The weighted average assumptions that were used to determine the Company’s net periodic pension cost were as follows:

	2026	2025	2024
Discount rate	1.00%	1.50%	1.90%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	3.20%	3.00%	2.50%

The overall expected long-term rate of return on plan assets is a weighted average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at January 31, 2026 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during the fiscal year ending January 31, 2027. Payments from the pension plan are made from the plan assets.

Fiscal Year ending January 31,	(in thousands)
2027	$715
2028	702
2029	847
2030	1,695
2031	1,952
2032-2036	4,289

During fiscal 2027, the Company expects to contribute $1.3 million to its Swiss defined benefit plan.

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

The following table summarizes the Company's net sales in the International locations by region as a percentage of the Company's total net sales for the fiscal years ended 2026, 2025 and 2024.

	Twelve Months Ended January 31,
	2026	2025	2024

Europe	34.1%	31.0%	30.9%
Americas (excluding the United States)	9.7%	9.9%	9.4%
Asia	7.0%	8.9%	8.1%
Middle East	5.9%	7.6%	7.9%
Total International Operations	56.7%	57.4%	56.3%

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales
	2026	2025	2024
Watch and Accessory Brands:
Owned brands category	$172,487	$183,622	$198,612
Licensed brands category	391,398	365,216	354,099
After-sales service and all other	4,381	7,548	7,743
Total Watch and Accessory Brands	568,266	556,386	560,454
Company Stores	103,044	96,992	103,935
Consolidated total	$671,310	$653,378	$664,389

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2026	2026	2026	2025	2025	2025	2024	2024	2024
Net sales	$568,266	$103,044	$671,310	$556,386	$96,992	$653,378	$560,454	$103,935	$664,389
Cost of sales	266,977	40,730	307,707	261,774	38,464	300,238	259,269	40,961	300,230
Gross profit	301,289	62,314	363,603	294,612	58,528	353,140	301,185	62,974	364,159
Selling, general and administrative	286,286	47,488	333,774	286,874	46,251	333,125	269,882	45,807	315,689
Operating income (1) (2)	$15,003	$14,826	$29,829	$7,738	$12,277	$20,015	$31,303	$17,167	$48,470
Other income, net			5,033			7,125			5,994
Interest expense			(507)			(489)			(497)
Income before income taxes			$34,355			$26,651			$53,967

Depreciation and amortization	$7,208	$2,208	$9,416	$7,096	$2,216	$9,312	$7,266	$2,378	$9,644

	Total Assets		Capital Expenditure
	2026	2025	2026	2025	2024
Watch and Accessory Brands	$690,068	$668,403	$3,194	$5,740	$7,784
Company Stores	52,553	60,828	1,318	2,226	439
Consolidated total	$742,621	$729,231	$4,512	$7,966	$8,223

(1)
The operating income in the Watch and Accessory Brands segment included $37.7 million, $30.0 million and $30.8 million of unallocated corporate expenses for the fiscal years ended January 31, 2026, 2025 and 2024, respectively, and $66.4 million, $67.0 million and $71.5 million of certain intercompany profits related to the Company's supply chain operations for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

(2)
The operating income in the Watch and Accessory Brands segment for the fiscal year ended January 31, 2026, included a pre-tax charge of $1.5 million related to the Company's cost-savings initiative and a pre-tax charge of $3.6 million of costs related to the investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary. The operating income in the Watch and Accessory Brands segment for the fiscal year ended January 31, 2025, included a pre-tax charge of $4.6 million related to the Company's cost-savings initiative and a pre-tax charge of $2.5 million of costs related to the investigation of allegations of misconduct within the Dubai branch of the Company's Swiss subsidiary.

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (3)
	2026	2025	2024

United States	$290,548	$278,532	$290,256
International	380,762	374,846	374,133
Consolidated total	$671,310	$653,378	$664,389

United States and International net sales are net of intercompany sales of $269.7 million, $287.6 million and $260.1 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

Long-Lived Assets consist of Operating Right-of-Use Assets and Property, Plant and Equipment, Net.

	Long-Lived Assets		Operating Lease Right-of-Use Assets		Property, Plant and Equipment, Net
	2026	2025	2026	2025	2026	2025
United States	$62,267	$75,160	$50,705	$61,916	$11,562	$13,244
International	22,711	30,769	17,168	24,093	5,543	6,676
Consolidated total	$84,978	$105,929	$67,873	$86,009	$17,105	$19,920

NOTE 19 – SUBSEQUENT EVENT

U.S. Tariff Update:

On February 20, 2026, the United States Supreme Court issued a ruling striking down “reciprocal” and other tariffs imposed during fiscal 2026 under the International Emergency Economic Powers Act (“IEEPA”). The timing, scope and administrative process for obtaining refunds of tariffs previously paid is uncertain, as is the potential financial statement impact of any refunds or denials thereof. The amount of IEEPA tariffs paid by the Company in fiscal year 2026 was $8.7 million.

The Company incurred $12.7 million of IEEPA tariffs in fiscal year 2026. Of this amount, $9.6 million was recognized in cost of sales in the Company’s Consolidated Statements of Operations, and $3.1 million was capitalized as a component of inventory in the Company’s Consolidated Balance Sheets at January 31, 2026. Of the total tariffs incurred, $8.7 million was paid in fiscal year 2026, with the remaining amount recorded as an accrued liability at January 31, 2026.

The Company has not recognized a receivable related to potential tariff refunds, as realization remains uncertain. The ultimate resolution of this matter could have a positive material impact on the Company’s results of operations, financial position, and cash flows in future periods.

Following the Supreme Court’s decision, the Trump Administration replaced the IEEPA-based tariffs with tariffs imposed under Section 122 of the Trade Act of 1974. As of the date of this Annual Report, Section 122 tariffs impose an incremental 10% ad valorem duty on covered imports, and the Administration has announced its intent to increase this rate to 15%. Section 122 tariffs expire after 150 days absent Congressional approval; however, the Administration has announced plans to conduct investigations into trade practices in order to enable the imposition of tariffs under other statutory authorities.

The duration, scope, and applicability of existing and newly announced tariffs remain subject to ongoing legal, regulatory, and administrative developments. At this time, the Company is unable to reasonably estimate the potential impact of these actions on its business, financial condition, or results of operations. The Company will continue to monitor developments and evaluate their potential effects.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Net Provision/(Benefit) Recognized in Earnings	Foreign Currency	Utilization/Write-Offs		Balance at end of year
Year ended January 31, 2026:
Allowance for expected credit losses	$3,091	$1,603	$241	$(183)		$4,752
Returns	17,069	24,538	660	(27,508)		14,759
Other sales allowances	5,941	25,013	387	(19,118)		12,223
Deferred tax asset valuation allowance	3,679	196	306	(437)		3,744
Total	$29,780	$51,350	$1,594	$(47,246)		$35,478
Year ended January 31, 2025:
Allowance for expected credit losses	$3,266	$261	$(78)	$(358)		$3,091
Returns	12,773	33,457	(456)	(28,705)		17,069
Other sales allowances	6,875	25,150	(185)	(25,899)		5,941
Deferred tax asset valuation allowance	3,298	636	(91)	(164)		3,679
Total	$26,212	$59,504	$(810)	$(55,126)		$29,780
Year ended January 31, 2024:
Allowance for expected credit losses	$4,977	$1,375	$173	$(3,259)	(1)	$3,266
Returns	13,087	30,515	216	(31,045)		12,773
Other sales allowances	8,494	19,470	104	(21,193)		6,875
Deferred tax asset valuation allowance	4,041	372	(185)	(930)		3,298
Total	$30,599	$51,732	$308	$(56,427)		$26,212

(1) Activity in fiscal year 2024 includes approximately $2.5 million of write-offs associated with a fully reserved non-current asset that occurred in fiscal year 2022.

S-1