Form 10-Q
period 2026-04-30
MOVADO GROUP INC
filed 2026-05-27
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2026

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 21, 2026 were 15,771,631 and 6,455,602 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2026	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$225,263	$230,541	$203,086
Trade receivables, net	80,030	102,037	87,257
Inventories	181,959	158,331	189,298
Other current assets	21,290	22,208	23,971
Income taxes receivable	5,687	4,118	7,395
Total current assets	514,229	517,235	511,007
Property, plant and equipment, net	16,405	17,105	19,949
Operating lease right-of-use assets	63,305	67,873	82,018
Deferred and non-current income taxes	46,265	45,917	44,288
Other intangibles, net	3,664	4,162	5,408
Other non-current assets	90,142	90,329	84,508
Total assets	$734,010	$742,621	$747,178
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,428	$21,138	$33,091
Accrued liabilities	47,537	49,748	55,828
Accrued payroll and benefits	9,352	17,896	9,177
Current operating lease liabilities	20,055	20,603	19,323
Income taxes payable	5,325	3,663	8,136
Total current liabilities	112,697	113,048	125,555
Deferred and non-current income taxes payable	1,069	1,030	921
Non-current operating lease liabilities	53,461	58,063	72,956
Other non-current liabilities	59,866	60,220	52,346
Total liabilities	227,093	232,361	251,778
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,612,940, 29,347,358 and 29,296,119 shares issued, respectively	296	293	293
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,455,602, 6,455,602 and 6,458,376 shares issued, respectively	64	64	64
Capital in excess of par value	251,322	249,108	244,571
Retained earnings	441,391	442,204	440,341
Accumulated other comprehensive income	108,736	110,614	97,493
Treasury Stock, 13,841,309, 13,725,962 and 13,517,567 shares, respectively, at cost	(296,346)	(293,441)	(289,534)
Total Movado Group, Inc. shareholders' equity	505,463	508,842	493,228
Noncontrolling interest	1,454	1,418	2,172
Total equity	506,917	510,260	495,400
Total liabilities and equity	$734,010	$742,621	$747,178

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2026	2025
Net sales	$142,402	$131,769
Cost of sales	60,809	60,419
Gross profit	81,593	71,350
Selling, general and administrative	74,578	71,059
Operating income	7,015	291
Non-operating income/(expense):
Other income, net	1,961	1,760
Interest expense	(102)	(111)
Income before income taxes	8,874	1,940
Provision for income taxes (Note 10)	1,948	660
Net income	6,926	1,280
Less: Net loss attributable to noncontrolling interests	(4)	(140)
Net income attributable to Movado Group, Inc.	$6,930	$1,420

Basic income per share:
Weighted basic average shares outstanding	22,191	22,267
Net income per share attributable to Movado Group, Inc.	$0.31	$0.06

Diluted income per share:
Weighted diluted average shares outstanding	22,826	22,499
Net income per share attributable to Movado Group, Inc.	$0.30	$0.06

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2026	2025
Net income	$6,926	$1,280
Other comprehensive (loss)/income:
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $1 and ($10), respectively	3	(30)
Amortization of prior service cost, net of tax provision of $6 and $3, respectively	24	13
Foreign currency translation adjustments	(1,936)	18,596
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision/(benefit) of $6 and ($224), respectively	31	(1,134)
Amounts reclassified from accumulated other comprehensive income, net of tax provision of $0 and $13, respectively	—	67
Total other comprehensive (loss)/income, net of taxes	(1,878)	17,512
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net loss	(4)	(140)
Foreign currency translation adjustments	40	62
Total comprehensive income/(loss) attributable to noncontrolling interests	$36	$(78)
Total comprehensive income attributable to Movado Group, Inc.	$5,012	$18,870

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income	$6,926	$1,280
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,312	2,280
Transactional losses	263	893
Provision for inventories and accounts receivable	1,190	1,307
Deferred income taxes	(389)	(2,847)
Stock-based compensation	1,078	1,192
Other	87	25
Changes in assets and liabilities:
Trade receivables	21,404	9,555
Inventories	(25,094)	(26,662)
Other current assets	538	1,014
Accounts payable	9,507	(2,869)
Accrued liabilities	(2,627)	4,150
Accrued payroll and benefits	(8,427)	992
Income taxes receivable	(35)	2,720
Income taxes payable	131	(550)
Other non-current assets	201	290
Other non-current liabilities	(109)	16
Net cash provided by/(used in) operating activities	6,956	(7,214)
Cash flows from investing activities:
Capital expenditures	(1,154)	(1,533)
Long-term investments	(507)	(1,290)
Trademarks and other intangibles	(35)	(14)
Net cash used in investing activities	(1,696)	(2,837)
Cash flows from financing activities:
Dividends paid	(7,743)	-
Stock repurchases	(1,541)	-
Stock awards and options exercised and other changes	(248)	(467)
Net cash used in financing activities	(9,532)	(467)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,015)	5,177
Net decrease in cash, cash equivalents and restricted cash	(5,287)	(5,341)
Cash, cash equivalents, and restricted cash at beginning of year	231,382	209,214
Cash, cash equivalents, and restricted cash at end of period	$226,095	$203,873
Non-cash financing activities:
Dividends declared but not paid	$-	$7,783
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$225,263	$203,086
Restricted cash included in other non-current assets	832	787
Cash, cash equivalents, and restricted cash	$226,095	$203,873

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited Consolidated Financial Statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2026 Annual Report on Form 10-K”). The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The Consolidated Balance Sheet data at January 31, 2026 is derived from the audited annual financial statements, which are included in the Company’s 2026 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, as clarified by ASU 2025-01 "Disaggregation of Income Statement Expenses" which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the timing and impact of adoption in its Consolidated Financial Statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05 “Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326)”, which allows entities to elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. Entities electing the practical expedient are still required to adjust historical loss information to reflect current conditions to the extent that historical information does not reflect current conditions. An entity that elects to use the practical expedient is required to disclose that fact. The Company elected the practical expedient permitted under ASU 2025-05 in estimating credit losses for trade receivables. Adoption did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

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

During the three months ended April 30, 2026 and 2025, the Company recorded zero and $0.6 million, respectively, in accruals for severance and employee-related charges which are included in Selling, general and administrative in the Consolidated Statements of Operations, and are included in the International locations in the Watch and Accessory segment.

During fiscal year 2026, the Company recorded $1.5 million in accruals for severance and employee-related charges which were included in Selling, general and administrative in the Consolidated Statements of Operations. During fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges which were included in Selling, general and administrative in the Consolidated Statements of Operations. The amounts recorded in fiscal year 2026 and 2025 are included in both the United States and International locations in the Watch and Accessory segment. Of the total amounts recorded in fiscal year 2026 and 2025, $4.8 million of severance and employee-related charges was paid through fiscal year 2026, and $0.5 million of early lease termination-related fees and costs was paid/utilized through fiscal year 2026. During the first quarter of fiscal year 2027, $0.3 million of severance and employee-related charges was paid. The remaining amount of $0.5 million is included in Accrued payroll and benefits in the Consolidated Balance Sheet at April 30, 2026 and is expected to be paid during the remainder of fiscal year 2027.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Weighted average common shares outstanding:
Basic	22,191	22,267
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	635	232
Diluted	22,826	22,499

For the three months ended April 30, 2026 and 2025, approximately 0.5 million and 0.8 million, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

During the three months ended April 30, 2026, the Company declared and paid a cash dividend of $0.35 per share for $7.7 million. During the three months ended April 30, 2025, the Company declared a cash dividend of $0.35 per share for $7.8 million, that was payable on May 6, 2025.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2026	January 31, 2026	April 30, 2025
Finished goods	$151,906	$128,192	$155,260
Component parts	26,833	27,127	29,030
Work-in-process	3,220	3,012	5,008
	$181,959	$158,331	$189,298

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

As of both April 30, 2026, and April 30, 2025, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2026 and April 30, 2025. At April 30, 2026, the letters of credit have expiration dates through April 27, 2027. As of both April 30, 2026, and April 30, 2025, availability under the Facility was $99.7 million.

The Company had weighted average borrowings under the Facility of zero during both the three months ended April 30, 2026 and 2025, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of April 30, 2026, and 2025, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.3 million and $7.9 million, respectively. As of April 30, 2026, and 2025, there were no borrowings against these lines. As of April 30, 2026 and 2025, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.6 million and $1.5 million, respectively, in various foreign currencies, of which $0.8 million in both periods represented restricted deposits related to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the three month periods ended April 30, 2026 and April 30, 2025.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of April 30, 2026, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of $6.0 million Euros equivalent with various expiry dates ranging through July 15, 2026. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of April 30, 2026, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 12.0 million Swiss Francs equivalent, 27.6 million U.S. dollars equivalent, 13.9 million Euros equivalent and 1.9 million British Pounds equivalent with various expiry dates ranging through July 9, 2026. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Cost of sales, Selling, general and administrative expenses in the Consolidated Statements of Operations.

The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of April 30, 2026, January 31, 2026 and April 30, 2025 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2026 Fair Value	January 31, 2026 Fair Value	April 30, 2025 Fair Value	Balance Sheet Location	April 30, 2026 Fair Value	January 31, 2026 Fair Value	April 30, 2025 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$21	$—	$—	Accrued Liabilities	$—	$—	$1,263
Total Derivative Instruments		$21	$—	$—		$—	$—	$1,263

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2026 Fair Value	January 31, 2026 Fair Value	April 30, 2025 Fair Value	Balance Sheet Location	April 30, 2026 Fair Value	January 31, 2026 Fair Value	April 30, 2025 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$44	$484	$1,255	Accrued Liabilities	$103	$10	$—
Total Derivative Instruments		$44	$484	$1,255		$103	$10	$—

As of April 30, 2026, January 31, 2026 and April 30, 2025, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income/(loss) were an immaterial amount, $0 and ($1.1) million, respectively. For the three months ended April 30, 2026, and April 30, 2025, the Company reclassified $0 and ($0.1) million, respectively, from accumulated other comprehensive loss to Net sales in the Consolidated Statements of Operations. No amounts associated with ineffectiveness has been recorded for the three months ended April 30, 2026.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2026 and 2025 and January 31, 2026 (in thousands):

		Fair Value at April 30, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$286	$—	$—	$286
Short-term investment	Other current assets	153	—	—	153
SERP assets - employer	Other non-current assets	679	—	—	679
SERP assets - employee	Other non-current assets	55,539	—	—	55,539
Defined benefit plan assets	Other non-current liabilities	—	—	38,268	38,268
Hedge derivatives	Other current assets	—	65	—	65
Total		$56,657	$65	$38,268	$94,990
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$55,539	$—	$—	$55,539
Hedge derivatives	Accrued liabilities	—	103	—	103
Total		$55,539	$103	$—	$55,642

		Fair Value at January 31, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$281	$—	$—	$281
Short-term investment	Other current assets	153	—	—	153
SERP assets - employer	Other non-current assets	607	—	—	607
SERP assets - employee	Other non-current assets	55,739	—	—	55,739
Defined benefit plan assets	Other non-current liabilities	—	—	40,045	40,045
Hedge derivatives	Other current assets	—	484	—	484
Total		$56,780	$484	$40,045	$97,309
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$55,739	$—	$—	$55,739
Hedge derivatives	Accrued liabilities	—	10	—	10
Total		$55,739	$10	$—	$55,749

		Fair Value at April 30, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$265	$—	$—	$265
Short-term investment	Other current assets	151	—	—	151
SERP assets - employer	Other non-current assets	618	—	—	618
SERP assets - employee	Other non-current assets	49,633	—	—	49,633
Defined benefit plan assets	Other non-current liabilities	—	—	36,423	36,423
Hedge derivatives	Other current assets	—	1,255	—	1,255
Total		$50,667	$1,255	$36,423	$88,345
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$49,633	$—	$—	$49,633
Hedge derivatives	Accrued liabilities	—	1,263	—	1,263
Total		$49,633	$1,263	$—	$50,896

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain eligible employees and provides benefits based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as Level 3 within the fair value hierarchy and consist primarily of investments in pooled funds, including separate employee accounts invested in equity securities, debt securities and real estate. The fair values of these investments are based on valuations provided by the fund administrators, which are not readily observable and cannot be corroborated by observable market data; accordingly, these investments are classified within Level 3 of the fair value hierarchy. The net funded status of the plan, which reflects the fair value of plan assets less the projected benefit obligation, is included in Other non-current liabilities in the Consolidated Balance Sheets at April 30, 2026, January 31, 2026, and April 30, 2025.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2026, the Company invested approximately $17.5 million and during the first three months of fiscal 2027, the Company invested an additional $0.5 million in venture capital funds. The Company will continue to regularly evaluate the carrying value of its investments. The carrying value of the investments is recorded in Other non-current assets in the Consolidated Balance Sheets at April 30, 2026, January 31, 2026 and April 30, 2025. These investments are carried at cost, less impairment, adjusted for observable price changes, if any, as fair values are not readily determinable. Other than additional investments made during the three months ended April 30, 2026, there were no impairment charges or observable price changes related to these investments.

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

In fiscal year 2026, the United States imposed additional “reciprocal” and other tariffs under the International Emergency Economic Powers Act (“IEEPA”). The Company paid approximately $10.0 million in IEEPA tariffs between February 2025 and February 2026. The Company is evaluating potential recoveries following recent court rulings and U.S. Customs and Border Protection guidance. The Company has elected to apply a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the Consolidated Financial Statements until the gain is realized or realizable, which is at the earlier of when U.S. Customs and Border Protection (CBP) affirms the Company's refund claim or the refund is received in cash.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2026, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $1.9 million and $0.7 million for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate was 22.0% and 34.0% for the three months ended April 30, 2026 and 2025, respectively.

The significant components of the effective tax rate for the three month period changed primarily due to excess tax benefits related to stock-based compensation in the current year as compared to deficiencies in the prior year, and changes in jurisdictional earnings, partially offset by changes in certain foreign valuation allowances.

At April 30, 2026, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $255.0 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's Consolidated Financial Statements for the first quarter of fiscal 2027 or fiscal 2026.

NOTE 11 – EQUITY

The components of equity for the three months ended April 30, 2026 and 2025 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2026	$—	29,347	$293	6,455	$64	$249,108	$442,204	$110,614	$(293,441)	$1,418	$510,260
Net income attributable to Movado Group, Inc.							6,930			(4)	6,926
Dividends ($0.35 per share)							(7,743)				(7,743)
Stock awards and options exercised		263	3			1,113			(1,364)		(248)
Stock repurchases									(1,541)		(1,541)
Supplemental executive retirement plan		3				23					23
Stock-based compensation expense						1,078					1,078
Net unrealized gain on investments, net of tax provision of $1								3			3
Net change in effective portion of hedging contracts, net of tax provision of $6								31			31
Amortization of prior service cost, net of tax provision of $6								24			24
Foreign currency translation adjustment (3)								(1,936)		40	(1,896)
Balance, April 30, 2026	$—	29,613	$296	6,455	$64	$251,322	$441,391	$108,736	$(296,346)	$1,454	$506,917

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity
Balance, January 31, 2025	$—	29,178	$292	6,458	$64	$243,355	$446,704	$79,981	$(289,067)	$2,250	$483,579
Net income attributable to Movado Group, Inc.							1,420			(140)	1,280
Dividends ($0.35 per share) (4)							(7,783)				(7,783)
Stock awards and options exercised		115	1			(1)			(467)		(467)
Stock repurchases											—
Supplemental executive retirement plan		3				25					25
Stock-based compensation expense						1,192					1,192
Net unrealized loss on investments, net of tax benefit of ($10)								(30)			(30)
Net change in effective portion of hedging contracts, net of tax benefit of ($211)								(1,067)			(1,067)
Amortization of prior service cost, net of tax provision of $3								13			13
Foreign currency translation adjustment (3)								18,596		62	18,658
Balance, April 30, 2025	$—	29,296	$293	6,458	$64	$244,571	$440,341	$97,493	$(289,534)	$2,172	$495,400

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

During the three months ended April 30, 2026, the Company repurchased 61,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.5 million, or an average of $25.26 per share. During the three months ended April 30, 2025, the Company did not repurchase any shares of its common stock under the December 5, 2024 share repurchase program.

At April 30, 2026, $44.6 million remains available for purchase under the Company's December 5, 2024 repurchase program.

There were 54,347 and 27,084 shares of common stock repurchased during the three months ended April 30, 2026 and 2025, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at April 30, 2026 and 2025, and January 31, 2026, related to each component of accumulated other comprehensive income are as follows (in thousands):

	April 30, 2026	January 31, 2026	April 30, 2025
Foreign currency translation adjustments	$112,036	$113,972	$100,115
Available-for-sale securities	199	196	185
Cash flow hedges	31	—	(1,067)
Unrecognized prior service cost related to defined benefit pension plan	(44)	(68)	(109)
Net actuarial loss related to defined benefit pension plan	(3,486)	(3,486)	(1,631)
Total accumulated other comprehensive income	$108,736	$110,614	$97,493

Amounts reclassified from accumulated other comprehensive loss to operating income in the Consolidated Statements of Operations during the three months ended April 30, 2026 and April 30, 2025 were $0 and ($0.1) million, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended April 30,
Customer Type	2026	2025
Wholesale	$112,655	$104,147
Direct to consumer	28,952	26,807
After-sales service	795	815
Net Sales	$142,402	$131,769

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the three months ended April 30, 2026 and April 30, 2025.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended April 30, 2026 and 2025 was $0 and $0.1 million, respectively. As of April 30, 2026, there was no unrecognized compensation cost related to unvested stock options. The fair value of stock options exercised during the first three months of fiscal 2027 was $0.9 million. Total cash consideration received for stock option exercises during the three months ended April 30, 2026, was $1.1 million. There were 18,520 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $0.5 million for the three months ended April 30, 2026. In addition, during the three months ended April 30, 2026, $1.7 million of shares were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options. There were no stock option exercises during the three months ended April 30, 2025.

The following table summarizes the Company’s stock options activity during the first quarter of fiscal 2027:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2026 (899,349 options exercisable)	899,349	$23.16	$12.42-$38.04	4.6	$3,372
Granted	—	—	—
Exercised (a)	(154,310)	$18.16	$16.87-$27.62
Forfeited	(56,993)	$29.48	$27.74-$38.04
Options outstanding at April 30, 2026	688,046	$23.76	$12.42-$38.04	4.7	$4,114
Exercisable at April 30, 2026	688,046	$23.76		4.7	$4,114

(a) Includes 100,000 options exercised at an exercise price of $16.87 per option for which 62,297 shares of common stock of the Company were tendered to the Company by the holder of the stock options for the payment of the exercise price of these options.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended April 30, 2026 and 2025, compensation expense for stock awards was $1.1 million for both periods. As of April 30, 2026, there was approximately $9.9 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the Company’s stock awards activity during the first quarter of fiscal 2027:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2026	993,985	$20.87
Units granted	278,932	$23.89
Units vested	(171,635)	$23.05
Units forfeited	—	—
Units granted adjustment for fiscal year 2025 and 2024 grants (a)	(275,493)	$28.20
Units outstanding at April 30, 2026	825,789	$19.00	2.1	$22,494

(a) Grant adjustment made due to not reaching the financial goals.

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. There were 35,827 and 27,084 shares of common stock of the Company tendered by the employee for the payment of the employee's withholding tax obligation totaling $0.9 million and $0.5 million for the three months ended April 30, 2026 and 2025, respectively. The total fair value of stock award units that vested during the first three months of fiscal 2027 was $4.0 million.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches and, to a lesser extent, jewelry and other accessories, of owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet business. The Chief Executive Officer of the Company is the Company's chief operating decision maker ("CODM") and regularly reviews operating results for each of the two operating segments to assess performance and makes operating decisions about the allocation of the Company’s resources. The Company’s CODM evaluates operating results based on gross profit, defined as net sales less cost of sales, and operating income, defined as gross profit less selling, general and administrative expenses. The CODM uses gross profit and operating income in the budgeting and forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for gross profit and operating income for evaluating performance of the segments and making decisions about allocating capital and other resources to each segment.

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The following table summarizes the Company's net sales in the International locations by region as a percentage of the Company's total net sales for the three months ended April 30, 2026 and 2025.

	Three Months Ended April 30,
	2026	2025
Europe	34.7%	33.6%
Americas (excluding the United States)	11.9%	10.9%
Asia	7.5%	6.3%
Middle East	4.1%	7.7%
Total International Operations	58.2%	58.5%

Operating Segment Data as of and for the Three Months Ended April 30, 2026 and 2025 (in thousands):

	Net Sales
	2026	2025
Watch and Accessory Brands:
Owned brands category	$35,610	$33,132
Licensed brands category	85,497	80,243
After-sales service and all other	2,592	1,427
Total Watch and Accessory Brands	123,699	114,802
Company Stores	18,703	16,967
Consolidated total	$142,402	$131,769

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2026	2026	2026	2025	2025	2025

Net sales	$123,699	$18,703	$142,402	$114,802	$16,967	$131,769
Cost of sales	53,426	7,383	60,809	53,958	6,461	60,419
Gross profit	70,273	11,320	81,593	60,844	10,506	71,350
Selling, general and administrative	63,666	10,912	74,578	60,853	10,206	71,059
Operating income/(loss) (1) (2)	$6,607	$408	$7,015	$(9)	$300	$291
Other income, net			1,961			1,760
Interest expense			(102)			(111)
Income before income taxes			$8,874			$1,940

Depreciation and amortization	$1,784	$528	$2,312	$1,735	$545	$2,280

(1)
The operating income/(loss) in the Watch and Accessory Brands Segment included $11.5 million and $8.0 million of unallocated corporate expenses for the three months ended April 30, 2026 and 2025, respectively, and $12.9 million and $14.0 million of certain intercompany profits related to the Company's supply chain operations for the three months ended April 30, 2026 and 2025, respectively.
(2)
The operating income in the Watch and Accessory Brands segment for the three months ended April 30, 2026, included a pre-tax charge of $0.5 million related to the investigation of misconduct within the Dubai branch of the Company's Swiss subsidiary. The operating (loss) in the Watch and Accessory Brands segment included a pre-tax charge of $0.6 million related to the Company's cost-savings initiative for the three months ended April 30, 2025.

	Total Assets			Capital Expenditures
	April 30, 2026	January 31, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Watch and Accessory Brands	$679,008	$690,068	$685,095	$1,081	$1,103
Company Stores	55,002	52,553	62,083	73	430
Consolidated total	$734,010	$742,621	$747,178	$1,154	$1,533

Geographic Location Data as of and for the Three Months Ended April 30, 2026 and 2025 (in thousands):

	Net Sales
	2026	2025
United States	$59,456	$54,700
International	82,946	77,069
Consolidated total	$142,402	$131,769

United States and International net sales are net of intercompany sales of $78.5 million and $74.0 million for the three months ended April 30, 2026 and 2025, respectively.

Long-Lived Assets consist of Operating Right-of-Use Assets and Property, Plant and Equipment, Net.

	Long-Lived Assets
	April 30, 2026	January 31, 2026	April 30, 2025
United States	$58,827	$62,267	$72,803
International	20,883	22,711	29,164
Consolidated total	$79,710	$84,978	$101,967

	Operating Right-of-Use Assets
	April 30, 2026	January 31, 2026	April 30, 2025
United States	$47,661	$50,705	$59,645
International	15,644	17,168	22,373
Consolidated total	$63,305	$67,873	$82,018

	Property, Plant and Equipment, Net
	April 30, 2026	January 31, 2026	April 30, 2025
United States	$11,166	$11,562	$13,158
International	5,239	5,543	6,791
Consolidated total	$16,405	$17,105	$19,949

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost-savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: the Company's ability to maintain effective internal control over financial reporting in the future; general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company's products are sold; uncertainty regarding such economic and business conditions, including inflation and elevated interest rates; increased commodity prices and tightness in the labor market; trends in consumer debt levels and bad debt write-offs; general uncertainty related to geopolitical concerns; the increase of tariffs and other trade barriers; the impact of international hostilities, including the Russian invasion of Ukraine and war in the Middle East on global markets, economies and consumer spending, on energy and shipping costs, and on the Company's supply chain and suppliers; supply disruptions, delivery delays and increased shipping costs; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; evolving stakeholder expectations and emerging complex laws on environmental, social and governance matters; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing, including price increases to offset increased costs; the impact of "smart" watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier's inability to fulfill the Company's orders; the loss of or curtailed sales to significant customers; the Company's dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets including long-lived assets; risks associated with the Company's minority investments in early-stage growth companies and venture capital funds that invest in such companies; the continuation of the Company's major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security, including cybersecurity risks posed by increasing reliance on cloud services and generative artificial intelligence; complex and quickly-evolving regulations regarding privacy and data protection; regulatory restrictions and a changing marketing environment, including the movement toward a cookieless future and increased digital advertising costs; requirements to meet environmental, social and governance regulations, expectations or standards, including climate change-related risks and regulatory requirements; the impact of current or future cost reduction, streamlining, restructuring or business optimization initiatives; risks associated with laws and regulations relating to supply chain transparency and forced labor; changes to existing laws or regulations, including changes to tax laws or regulations; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business internationally including, without limitation, import duties, tariffs (including retaliatory tariffs and the potential imposition of tariffs under alternative statutory authorities), quotas, political and economic stability, anti-corruption and anti-bribery laws, changes to existing laws or regulations, and impacts of currency exchange rate fluctuations and the success of hedging strategies related thereto.

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2026 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements and contained in the Company's 2026 Annual Report on Form 10-K and are incorporated by reference herein. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales returns, markdown allowances, inventories, income taxes, useful lives of property, plant and equipment, impairments of long-lived assets and stock-based compensation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's 2026 Annual Report on Form 10-K and are incorporated by reference herein. As of April 30, 2026, there have been no material changes to any of the Company's critical accounting policies.

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

The Company divides its watch and accessory business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Concord®, EBEL®, Olivia Burton® and MVMT® brands. Products in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, Hugo Boss®, Lacoste® and Calvin Klein® and, beginning spring 2027, Kate Spade New York®.

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

In fiscal year 2026, the United States imposed additional “reciprocal” and other tariffs under the International Emergency Economic Powers Act (“IEEPA”). The Company paid approximately $10.0 million in IEEPA tariffs between February 2025 and February 2026. The Company is evaluating potential recoveries following recent court rulings and U.S. Customs and Border Protection guidance. Due to ongoing administrative and legal uncertainties, no receivable has been recognized at April 30, 2026. The ultimate resolution of this matter could have a material positive impact on the Company’s results of operations, financial position, and cash flows in future periods.

Following the Supreme Court’s decision, the Trump Administration replaced the IEEPA-based tariffs with tariffs imposed under Section 122 of the Trade Act of 1974. As of the date of this Quarterly Report, Section 122 tariffs impose an incremental 10% ad valorem duty on covered imports. Section 122 tariffs expire after 150 days absent Congressional approval; however, the Administration has launched investigations into trade practices in order to enable the imposition of tariffs under other statutory authorities. As a result, there can be no assurance that tariff levels will decrease when Section 122 authority expires, or that new or higher duties will not be imposed.

Cost-Savings Initiative

As part of its ongoing efforts to align operating expenses with current business trends, the Company implemented cost-savings initiatives in fiscal year 2025 focused primarily on workforce reductions and certain lease-related actions. In connection with these initiatives, the Company recorded total accruals of $6.1 million for severance, employee-related costs and lease termination-related charges through fiscal year 2026.

During the first quarter of fiscal year 2027, the Company paid $0.3 million related to severance and employee-related costs, with the remaining $0.5 million balance expected to be paid during the remainder of fiscal year 2027.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's Consolidated Financial Statements for fiscal 2026 and the first quarter of fiscal 2027.

Results of Operations Overview

The following is a discussion of the results of operations for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, along with a discussion of the changes in financial condition during the first three months of fiscal 2027. The Company’s results of operations for the first three months of fiscal 2027 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2027. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission on March 19, 2026.

Results of operations for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Watch and Accessory Brands:
United States	$41,726	$38,576
International	81,973	76,226
Total Watch and Accessory Brands	123,699	114,802
Company Stores:
United States	17,730	16,124
International	973	843
Total Company Stores	18,703	16,967
Net Sales	$142,402	$131,769

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Watch and Accessory Brands:
Owned brands category	$35,610	$33,132
Licensed brands category	85,497	80,243
After-sales service and all other	2,592	1,427
Total Watch and Accessory Brands	123,699	114,802
Company Stores	18,703	16,967
Net Sales	$142,402	$131,769

Net Sales

Net sales for the three months ended April 30, 2026 were $142.4 million, representing a $10.6 million or 8.1% increase from the prior year period. For the three months ended April 30, 2026, fluctuations in foreign currency exchange rates positively impacted net sales by $4.7 million when compared to the prior year period. Excluding this $4.7 million impact, net sales would have increased by 4.5% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2026 in the Watch and Accessory Brands segment were $123.7 million, above the prior year period by $8.9 million, or 7.7%. The increase in net sales was primarily due to sales mix, increased volumes resulting from higher demand in the Company's wholesale customers and the positive impact of fluctuations in foreign exchange rates. The net sales in the owned brands category increased $2.5 million, or 7.5%, combined with an increase in net sales recorded in the licensed brands category of $5.3 million, or 6.5%.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2026 in the United States locations of the Watch and Accessory Brands segment were $41.7 million, above the prior year period by $3.2 million, or 8.2%, resulting primarily from sales mix and increased volumes resulting from higher demand in the Company's wholesale customers. The net sales recorded in the owned brands category increased $1.4 million, or 5.3%, combined with an increase in net sales recorded in the licensed brands category of $1.9 million, or 15.6%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2026 in the International locations of the Watch and Accessory Brands segment were $82.0 million, above the prior year by $5.7 million, or 7.5%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $4.7 million when compared to the prior year period. In addition to the positive impact of fluctuations in foreign exchange rates, the increase in net sales was primarily due to increased volumes resulting from higher demand in the owned brands category in the Company's wholesale customers. The net sales increase recorded in the owned brands category was $1.1 million, or 14.9%, primarily due to a net sales increase in Asia, while Europe, the Americas (excluding the United States) and the Middle East remained relatively flat. The net sales increase recorded in the licensed brands category was $3.4 million, or 5.0%, primarily due to net sales increases in Europe, the Americas (excluding the United States) and Asia, partially offset by a net sales decrease in the Middle East.

Company Stores Net Sales

Net sales for the three months ended April 30, 2026 in the Company Stores segment were $18.7 million, $1.7 million or 10.2% above the prior year period. The net sales increase was primarily due to favorable sales mix, an increase in sales from the Company's online outlet store at www.movadocompanystore.com and a new store opening in the second quarter of the prior year. As of April 30, 2026 and 2025, the Company operated 57 and 56 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended April 30, 2026 was $81.6 million or 57.3% of net sales as compared to $71.4 million or 54.1% of net sales in the prior year period. The increase in gross profit of $10.2 million was due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 320 basis points for the three months ended April 30, 2026 reflected a favorable sales mix (approximately 260 basis points) and the increased leveraging of certain reduced costs over higher sales (approximately 90 basis points), partially offset by a negative impact of fluctuations in foreign exchange rates (approximately 30 basis points).

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended April 30, 2026 were $74.6 million, an increase from the prior year period of $3.5 million, or 5.0%. The increase in SG&A expenses was primarily driven by (i) higher professional fees of $1.9 million (which included $0.5 million in costs related to the investigation of misconduct within the Dubai branch of the Company's Swiss subsidiary), (ii) an increase in marketing expenses of $1.4 million and (iii) an increase in performance-based compensation of $1.0 million. These increases were partially offset by a $1.2 million decrease in foreign exchange losses reflecting lower transactional foreign currency losses during the period and a decrease in payroll related expenses of $0.2 million (which included the impact of $0.6 million of severance costs in the prior year period related to the cost-savings initiative discussed under "Recent Developments and Initiatives"). For the three months ended April 30, 2026, fluctuations in foreign currency rates related to the foreign subsidiaries unfavorably impacted SG&A expenses by $0.5 million when compared to the prior year period.

Watch and Accessory Brands Operating Income/Loss

For the three months ended April 30, 2026 the Company recorded operating income of $6.6 million in the Watch and Accessory Brands segment which includes $11.5 million of unallocated corporate expenses as well as $12.9 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended April 30, 2025, the Company recorded operating loss of less than $0.1 million in the Watch and Accessory Brands segment which included $8.0 million of unallocated corporate expenses as well as $14.0 million of certain intercompany profits related to the Company’s supply chain operations. The $6.6 million change in operating income/loss was the result of an increase in gross profit of $9.4 million, partially offset by higher SG&A expenses of $2.8 million when compared to the prior year period. The increase in gross profit was the result of higher net sales combined with a higher gross margin percentage primarily due to a favorable impact of sales mix and the increased leveraging of certain reduced costs over higher sales, partially offset by a negative impact of fluctuations in foreign exchange rates. The increase in SG&A expenses was primarily due to (i) an increase in professional fees of $1.9 million (which included $0.5 million in costs related to the investigation of misconduct within the Dubai branch), (ii) an increase in marketing expenses of $1.3 million and (iii) an increase in performance-based compensation of $0.9 million. These increases were partially offset by a $1.2 million decrease in foreign exchange losses reflecting lower transactional foreign currency losses during the period and a decrease in payroll related expenses of $0.5 million (which included severance costs in the prior year period of $0.6 million related to the cost-savings initiative discussed under "Recent Developments and Initiatives").

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2026, the Company recorded an operating loss of $4.2 million which includes unallocated corporate expenses of $11.5 million. For the three months ended April 30, 2025 the Company recorded an operating loss of $7.0 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $8.0 million. The decrease in operating loss was the result of an increase in gross profit of $9.7 million partially offset by an increase in SG&A expenses of $6.9 million when compared to the prior year period. The increase in gross profit of $9.7 million was the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable sales mix, the increased leveraging of certain fixed costs as a result of higher sales and the positive impact of fluctuations in foreign exchange rates. The increase in SG&A expenses was primarily due to (i) an increase in certain unallocated corporate costs of $2.8 million, (ii) an increase in professional fees of $1.4 million (which included $0.4 million in costs related to the investigation of misconduct within the Dubai branch), (iii) an increase in performance-based compensation of $1.3 million and (iv) higher marketing expenses of $1.1 million. These increases were partially offset by a decrease in payroll related expenses of $0.8 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2026, the Company recorded operating income of $10.8 million which includes $12.9 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended April 30, 2025 the Company recorded operating income of $7.0 million in the International locations of the Watch and Accessory Brands segment which included $14.0 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of lower SG&A expenses of $4.1 million, partially offset by a lower gross profit of $0.3 million. The decrease in gross profit of $0.3 million was primarily the result of higher net sales, offset by a lower gross margin percentage primarily due to the negative impact of fluctuations in foreign exchange rates, partially offset by the increased leveraging of certain reduced costs over higher sales. The decrease in SG&A expenses was primarily due to (i) a decrease in certain allocated corporate costs of $2.8 million, (ii) a decrease of $1.3 million in foreign exchange losses reflecting lower transactional foreign currency losses during the period and (iii) a decrease in performance-based compensation of $0.4 million. These decreases were partially offset by an increase in professional fees of $0.5 million (which included $0.1 million in costs related to the investigation of misconduct within the Dubai branch), an increase in payroll related expenses of $0.3 million (which included the impact of $0.6 million of severance costs in the prior year period related to the cost-savings initiative) and an increase in marketing expenses of $0.2 million.

Company Stores Operating Income

The Company recorded operating income of $0.4 million and $0.3 million in the Company Stores segment for the three months ended April 30, 2026 and 2025, respectively. The increase in operating income of $0.1 million was primarily related to an increase in gross profit of $0.8 million, mainly due to higher sales, partially offset by a lower gross margin percentage. Operating profit was negatively impacted by an increase in SG&A expenses of $0.7 million primarily due to an increase in payroll related expenses, higher marketing expenses and an increase in rent related expenses mainly due to a new store opening in the second quarter of the prior year. As of April 30, 2026, and 2025, the Company Stores segment operated 57 and 56 retail outlet locations, respectively.

Other Non-Operating Income, net

The Company recorded other income, net of $2.0 million for the three months ended April 30, 2026, primarily due to interest income and distributions received from a venture capital fund in which the Company holds a limited partnership interest.

The Company recorded other income, net of $1.8 million for the three months ended April 30, 2025, primarily due to interest income.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended April 30, 2026 and 2025. There were no borrowings under the Company's revolving credit facility during the three months ended April 30, 2026 and 2025.

Income Taxes

The Company recorded an income tax provision of $1.9 million and $0.7 million for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate was 22.0% and 34.0% for the three months ended April 30, 2026 and 2025, respectively.

The significant components of the effective tax rate for the three month period changed primarily due to excess tax benefits related to stock-based compensation in the current year as compared to deficiencies in the prior year, and changes in jurisdictional earnings, partially offset by changes in certain foreign valuation allowances.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $6.9 million and $1.4 million for the three months ended April 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2026 and April 30, 2025, the Company had $225.3 million and $203.1 million, respectively, of cash and cash equivalents. Of this total, $141.6 million and $86.4 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At April 30, 2026 the Company had working capital of $401.5 million as compared to $385.5 million at April 30, 2025. The increase in working capital was primarily the result of an increase in cash and a decrease in accrued liabilities and accounts payable, partially offset by a decrease in inventories, trade receivables, net and other current assets. The Company defines working capital as the difference between current assets and current liabilities.

Net cash provided by operating activities was $7.0 million for the three months ended April 30, 2026, compared to net cash used in operating activities of $7.2 million for the three months ended April 30, 2025, representing an increase of approximately $14.2 million. The increase was primarily driven by favorable changes in working capital and a $5.6 million increase in net income.

The most significant favorable changes in working capital items were:

•
Accounts payable, which provided $12.4 million of additional cash, primarily due to the timing of supplier payments; and
•
Trade receivables, which provided $11.8 million of additional cash compared to the prior year period, reflecting improved collections and tighter receivables management.

These favorable impacts were partially offset by:

•
Accrued payroll and benefits, which used $9.4 million more cash, primarily due to payments of performance-based compensation; and
•
Accrued liabilities, which used $6.8 million more cash, primarily due to timing of payments.

Cash used in investing activities was $1.7 million for the three months ended April 30, 2026, compared to $2.8 million for the three months ended April 30, 2025. The cash used in investing activities during the current year period primarily related to capital expenditures of $1.2 million mainly for leasehold improvements and shop-in-shops, and $0.5 million of long-term investments. Cash used in investing activities for the three months ended April 30, 2025 included $1.5 million of capital expenditures and $1.3 million of long-term investments.

Cash used in financing activities was $9.5 million for the three months ended April 30, 2026 as compared to $0.5 million for the three months ended April 30, 2025. The cash used in the current year period included $7.7 million in dividend payments, $1.5 million of open-market share repurchases and $1.4 million related to shares surrendered by employees to satisfy tax withholding obligations upon vesting of certain stock awards, partially offset by $1.1 million received in connection with stock options exercised. Cash used in financing activities for the three months ended April 30, 2025 was due to $0.5 million related to shares surrendered by employees to satisfy tax withholding obligations upon vesting of certain stock awards. No dividend was paid during the three months ended April 30, 2025. However, on April 11, 2025, the Company declared a cash dividend of $0.35 per share ($7.8 million in aggregate), payable on May 6, 2025.

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

As of both April 30, 2026, and April 30, 2025, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2026 and April 30, 2025. At April 30, 2026, the letters of credit have expiration dates through April 27, 2027. As of both April 30, 2026, and April 30, 2025, availability under the Facility was $99.7 million. For additional information regarding the Facility, see Note 6 - Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three months ended April 30, 2026 and 2025, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of April 30, 2026, and 2025, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.3 million and $7.9 million, respectively. As of April 30, 2026, and 2025, there were no borrowings against these lines. As of April 30, 2026 and 2025, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.6 million and $1.5 million, respectively, in various foreign currencies, of which $0.8 million in both periods represented restricted deposits related to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.1 million for both the three month periods ended April 30, 2026 and April 30, 2025, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $17.5 million of these commitments through fiscal 2026 and an additional $0.5 million during the first three months of fiscal 2027 and may be called upon to satisfy capital calls in respect of the remaining $3.5 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment.

During the three months ended April 30, 2026, the Company declared and paid a cash dividend of $0.35 per share for $7.7 million. During the three months ended April 30, 2025, the Company declared a cash dividend of $0.35 per share for $7.8 million, payable on May 6, 2025. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On December 5, 2024, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2026, the Company repurchased a total of 61,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.5 million, or an average of $25.26 per share. During the three months ended April 30, 2025, the Company did not repurchase any shares of its common stock. At April 30, 2026, $44.6 million remains available for purchase under the Company's December 5, 2024 repurchase program.

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

As of April 30, 2026, the Company’s entire net forward contracts hedging portfolio consisted of 12.0 million Swiss Francs equivalent, 27.6 million U.S. dollars equivalent, 19.9 million Euros equivalent (including 6.0 million Euros designated as cash flow hedges) and 1.9 million British Pounds equivalent with various expiry dates ranging through July 9, 2026, compared to a portfolio of 24.0 million Swiss Francs equivalent, 30.5 million U.S. dollars equivalent, 34.6 million Euros equivalent (including 24.0 million Euros designated as cash flow hedges) and 1.3 million British Pounds equivalent with various expiry dates ranging through October 10, 2025, as of April 30, 2025. If the Company were to settle its Swiss Franc forward contracts at April 30, 2026, the result would be a $0.1 million loss. If the Company were to settle its Euro forward contracts at April 30, 2026, the result would be an immaterial gain. As of April 30, 2026, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2026 and 2025; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at April 30, 2026 and 2025 was zero for both periods. During the three months ended April 30, 2026, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of April 30, 2026, there have been no material changes to any of the risk factors previously reported in the Company’s 2026 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2024, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2026, the Company repurchased a total of 61,000 shares of its common stock at a total cost of $1.5 million, or an average of $25.26 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 54,347 shares were repurchased during the three months ended April 30, 2026 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2026 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2026 – February 28, 2026	—	$—	—	$46,099,368
March 1, 2026 – March 31, 2026	53,886	24.13	19,000	45,638,182
April 1, 2026 – April 30, 2026	61,461	26.10	42,000	44,558,756
Total	115,347	$25.18	61,000	$44,558,756

Item 5. Other Information

During the quarterly period ended April 30, 2026, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1

Letter agreement among Movado Group, Inc., Swissam Products Limited, MGI Luxury Group Sárl and Calvin Klein, Inc. dated March 30, 2026 (incorporated by reference to Exhibit 10-1 to the Registrant's Current Report on Form 8-K filed on April 1, 2026).

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

*** Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: May 27, 2026	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)