Form 10-Q
period 2026-07-31
MOVADO GROUP INC
filed 2026-08-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2026

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 21, 2026 were 15,956,643 and 6,355,602, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2026	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$211,612	$230,541	$180,493
Trade receivables, net	94,341	102,037	94,397
Inventories	196,463	158,331	211,504
Other current assets	19,600	22,208	22,949
Income taxes receivable	5,159	4,118	6,848
Total current assets	527,175	517,235	516,191
Property, plant and equipment, net	15,743	17,105	19,196
Operating lease right-of-use assets	58,569	67,873	77,130
Deferred and non-current income taxes	45,426	45,917	43,129
Other intangibles, net	3,146	4,162	4,930
Other non-current assets	93,285	90,329	88,143
Total assets	$743,344	$742,621	$748,719
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,591	$21,138	$35,347
Accrued liabilities	53,097	49,748	63,766
Accrued payroll and benefits	12,837	17,896	11,426
Current operating lease liabilities	18,427	20,603	19,871
Income taxes payable	3,746	3,663	1,014
Total current liabilities	123,698	113,048	131,424
Deferred and non-current income taxes payable	1,132	1,030	933
Non-current operating lease liabilities	49,682	58,063	67,908
Other non-current liabilities	61,615	60,220	56,219
Total liabilities	236,127	232,361	256,484
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,824,767, 29,347,358 and 29,299,027 shares issued, respectively	298	293	293
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,355,602, 6,455,602 and 6,455,602 shares issued, respectively	63	64	64
Capital in excess of par value	254,186	249,108	245,632
Retained earnings	444,791	442,204	435,553
Accumulated other comprehensive income	103,654	110,614	99,499
Treasury Stock, 13,868,124, 13,725,962 and 13,617,567 shares, respectively, at cost	(297,376)	(293,441)	(291,128)
Total Movado Group, Inc. shareholders' equity	505,616	508,842	489,913
Noncontrolling interest	1,601	1,418	2,322
Total equity	507,217	510,260	492,235
Total liabilities and equity	$743,344	$742,621	$748,719

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net sales	$169,752	$161,829	$312,154	$293,598
Cost of sales	68,927	74,264	129,736	134,683
Gross profit	100,825	87,565	182,418	158,915
Selling, general and administrative	85,947	83,558	160,525	154,617
Operating income	14,878	4,007	21,893	4,298
Non-operating income/(expense):
Other income, net	1,255	1,202	3,216	2,962
Interest expense	(108)	(110)	(210)	(221)
Income before income taxes	16,025	5,099	24,899	7,039
Provision for income taxes (Note 10)	3,535	1,961	5,483	2,621
Net income	12,490	3,138	19,416	4,418
Less: Net income attributable to noncontrolling interests	191	152	187	12
Net income attributable to Movado Group, Inc.	$12,299	$2,986	$19,229	$4,406

Basic income per share:
Weighted basic average shares outstanding	22,347	22,286	22,271	22,276
Net income per share attributable to Movado Group, Inc.	$0.55	$0.13	$0.86	$0.20

Diluted income per share:
Weighted diluted average shares outstanding	23,085	22,571	22,924	22,479
Net income per share attributable to Movado Group, Inc.	$0.53	$0.13	$0.84	$0.20

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$12,490	$3,138	$19,416	$4,418
Other comprehensive (loss)/income:
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $14, $0, $15 and ($10), respectively	42	1	45	(29)
Amortization of prior service cost, net of tax provision of $6, $4, $12 and $7, respectively	23	13	47	26
Foreign currency translation adjustments	(5,182)	1,725	(7,118)	20,321
Cash flow hedges:
Accumulated other comprehensive income/(loss) before reclassification, net of tax provision/(benefit) of $42, ($86), $48 and ($310,) respectively	214	(432)	245	(1,566)
Amounts reclassified from accumulated other comprehensive (loss)/income, net of tax (benefit)/provision of ($35), $138, ($35) and $151, respectively	$(179)	699	(179)	766
Total other comprehensive (loss)/income, net of taxes	(5,082)	2,006	(6,960)	19,518
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income	191	152	187	12
Foreign currency translation adjustments	(44)	(2)	(4)	60
Total comprehensive income attributable to noncontrolling interests	$147	$150	$183	$72
Total comprehensive income attributable to Movado Group, Inc.	$7,261	$4,994	$12,273	$23,864

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$19,416	$4,418
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,540	4,657
Transactional (gains)/losses	(200)	1,400
Provision for inventories and accounts receivable	1,903	2,548
Deferred income taxes	373	(1,209)
Stock-based compensation	2,516	2,234
Other	158	652
Changes in assets and liabilities:
Trade receivables	6,809	4,838
Inventories	(42,219)	(44,369)
Other current assets	1,668	(239)
Accounts payable	15,143	(705)
Accrued liabilities	2,732	15,954
Accrued payroll and benefits	(4,899)	3,199
Income taxes receivable	702	1,137
Income taxes payable	(1,653)	(6,177)
Other non-current assets	(296)	580
Other non-current liabilities	(154)	66
Net cash provided by/(used in) operating activities	6,539	(11,016)
Cash flows from investing activities:
Capital expenditures	(2,347)	(2,826)
Long-term investments	(1,140)	(1,887)
Trademarks and other intangibles	(68)	(41)
Net cash used in investing activities	(3,555)	(4,754)
Cash flows from financing activities:
Dividends paid	(16,642)	(15,557)
Stock repurchases	(1,541)	(1,594)
Stock awards and options exercised and other changes	116	(467)
Debt issuance costs	(340)	—
Net cash used in financing activities	(18,407)	(17,618)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,542)	5,467
Net decrease in cash, cash equivalents and restricted cash	(18,965)	(27,921)
Cash, cash equivalents, and restricted cash at beginning of year	231,382	209,214
Cash, cash equivalents, and restricted cash at end of period	$212,417	$181,293
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$211,612	$180,493
Restricted cash included in other non-current assets	805	800
Cash, cash equivalents, and restricted cash	$212,417	$181,293

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, as clarified by ASU 2025-01 “Disaggregation of Income Statement Expenses” which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the timing and impact of adoption in its Consolidated Financial Statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)”, which amends the guidance for capitalizing internal-use software development costs. The ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements and related disclosures.

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

During the three and six months ended July 31, 2026, the Company did not record any accruals for severance and employee-related charges. During the three and six months ended July 31, 2025, the Company recorded $0.9 million and $1.5 million, respectively, in accruals for severance and employee-related charges which are included in Selling, general and administrative in the Consolidated Statements of Operations, and are included in both the United States and International locations in the Watch and Accessory segment.

During fiscal year 2025, the Company recorded $4.6 million in accruals for severance and employee-related charges and early lease termination charges which were included in Selling, general and administrative in the Consolidated Statements of Operations. The amounts recorded in fiscal year 2026 and 2025 are included in both the United States and International locations in the Watch and Accessory segment. Of the total amounts recorded in fiscal year 2026 and 2025, $4.8 million of severance and employee-related charges was paid through fiscal year 2026, and $0.5 million of early lease termination-related fees and costs was paid/utilized through fiscal year 2026. During the first six months of fiscal year 2027, $0.3 million of severance and employee-related charges was paid. The remaining amount of $0.5 million is included in Accrued payroll and benefits in the Consolidated Balance Sheet at July 31, 2026 and is expected to be paid during the remainder of fiscal year 2027.

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

The number of shares used in calculating basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Weighted average common shares outstanding:
Basic	22,347	22,286	22,271	22,276
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	738	285	653	203
Diluted	23,085	22,571	22,924	22,479

For the three months ended July 31, 2026 and 2025, approximately 0.2 million and 1.0 million, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2026 and 2025, approximately 0.3 million and 1.3 million, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

During the six months ended July 31, 2026, the Company declared and paid two separate cash dividends at $0.35 per share and $0.40 per share aggregating to $16.6 million. During the six months ended July 31, 2025, the Company declared and paid two separate cash dividends each at $0.35 per share aggregating to $15.6 million.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2026	January 31, 2026	July 31, 2025
Finished goods	$167,962	$128,192	$179,038
Component parts	25,977	27,127	28,871
Work-in-process	2,524	3,012	3,595
	$196,463	$158,331	$211,504

NOTE 6 – DEBT AND LINES OF CREDIT

The Company and its U.S. and Swiss subsidiaries (collectively, the “Borrowers”) are parties to an Amended and Restated Credit Agreement originally dated October 12, 2018 (as subsequently amended, the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). After giving effect to Amendment No. 7 thereto dated July 16, 2026, the Credit Agreement provides for a $75.0 million senior secured revolving credit facility (the “Facility”) and has a maturity date of July 16, 2031. The Facility includes a $15.0 million letter of credit subfacility, and a $25.0 million swingline subfacility, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

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

As of both July 31, 2026, and July 31, 2025, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2026 and July 31, 2025. At July 31, 2026, the letters of credit have expiration dates through June 1, 2027. As of July 31, 2026, and July 31, 2025, availability under the Facility was $74.7 million and $99.7 million, respectively.

The Company had weighted average borrowings under the Facility of zero during both the three and six months ended July 31, 2026 and 2025, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of July 31, 2026, and 2025, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.0 million for both periods. As of July 31, 2026, and 2025, there were no borrowings against these lines. As of July 31, 2026 and 2025, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million in various foreign currencies in both periods. Of these amounts $0.8 million in both periods represented restricted deposits related to lease agreements.

During the second quarter of fiscal 2027, the Company incurred and capitalized $0.4 million of fees related to the amendment. These fees, along with the unamortized fees of $0.1 million paid related to the base Credit Agreement, are being amortized on a straight-line basis over 60 months, the revised term of the Facility, and are included in other non-current assets on the Consolidated Balance Sheets.

Cash paid for interest, including unused commitment fees, was $0.1 million for both the six-month periods ended July 31, 2026 and July 31, 2025 and amortization of debt fees was $0.1 million for both the six-month periods ended July 31, 2026 and July 31, 2025.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures that include the use of derivative financial instruments. The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. As of July 31, 2026, the Company's net forward contracts hedging portfolio designated as qualified cash flow hedging instruments consisted of $3.0 million Euros equivalent with various expiry dates ranging through August 12, 2026. The net gain or loss on the derivatives is reported as a component of accumulated other comprehensive income/(loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings using the same revenue or expense category that the hedged item impacted. The Company also enters into foreign currency forward contracts not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging. As of July 31, 2026, the Company’s net forward contracts hedging portfolio not designated as qualified hedges consisted of 12.0 million Swiss Francs equivalent, 30.1 million U.S. dollars equivalent, 22.3 million Euros equivalent and 4.6 million British Pounds equivalent with various expiry dates ranging through December 3, 2026. Changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Cost of sales, Selling, general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

The following table presents the fair values of the Company's derivative financial instruments included in the Consolidated Balance Sheets as of July 31, 2026, January 31, 2026 and July 31, 2025 (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2026 Fair Value	January 31, 2026 Fair Value	July 31, 2025 Fair Value	Balance Sheet Location	July 31, 2026 Fair Value	January 31, 2026 Fair Value	July 31, 2025 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$67	$—	$—	Accrued Liabilities	$—	$—	$728
Total Derivative Instruments		$67	$—	$—		$—	$—	$728

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2026 Fair Value	January 31, 2026 Fair Value	July 31, 2025 Fair Value	Balance Sheet Location	July 31, 2026 Fair Value	January 31, 2026 Fair Value	July 31, 2025 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$20	$484	$113	Accrued Liabilities	$145	$10	$251
Total Derivative Instruments		$20	$484	$113		$145	$10	$251

As of July 31, 2026, January 31, 2026 and July 31, 2025, the balance of net deferred gains on derivative financial instruments designated as cash flow hedges included in accumulated other comprehensive income/(loss) were $0.1 million, $0 and ($0.8) million, respectively. For the three months ended July 31, 2026, and July 31, 2025, the Company reclassified $0.2 million and ($0.7) million, respectively, from accumulated other comprehensive income/(loss) to Net sales in the Consolidated Statements of Operations. For the six months ended July 31, 2026, and July 31, 2025, the Company reclassified $0.2 million and ($0.8) million, respectively, from accumulated other comprehensive income/(loss) to Net sales in the Consolidated Statements of Operations. No amounts associated with ineffectiveness have been recorded for the three months and six months ended July 31, 2026.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2026 and 2025 and January 31, 2026 (in thousands):

		Fair Value at July 31, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$341	$—	$—	$341
Short-term investment	Other current assets	148	—	—	148
SERP assets - employer	Other non-current assets	713	—	—	713
SERP assets - employee	Other non-current assets	57,524	—	—	57,524
Defined benefit plan assets	Other non-current liabilities	—	—	38,665	38,665
Hedge derivatives	Other current assets	—	87	—	87
Total		$58,726	$87	$38,665	$97,478
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$57,524	$—	$—	$57,524
Hedge derivatives	Accrued liabilities	—	145	—	145
Total		$57,524	$145	$—	$57,669

		Fair Value at January 31, 2026
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$281	$—	$—	$281
Short-term investment	Other current assets	153	—	—	153
SERP assets - employer	Other non-current assets	607	—	—	607
SERP assets - employee	Other non-current assets	55,739	—	—	55,739
Defined benefit plan assets	Other non-current liabilities	—	—	40,045	40,045
Hedge derivatives	Other current assets	—	484	—	484
Total		$56,780	$484	$40,045	$97,309
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$55,739	$—	$—	$55,739
Hedge derivatives	Accrued liabilities	—	10	—	10
Total		$55,739	$10	$—	$55,749

		Fair Value at July 31, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$268	$—	$—	$268
Short-term investment	Other current assets	150	—	—	150
SERP assets - employer	Other non-current assets	724	—	—	724
SERP assets - employee	Other non-current assets	53,422	—	—	53,422
Defined benefit plan assets	Other non-current liabilities	—	—	35,616	35,616
Hedge derivatives	Other current assets	—	113	—	113
Total		$54,564	$113	$35,616	$90,293
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$53,422	$—	$—	$53,422
Hedge derivatives	Accrued liabilities	—	979	—	979
Total		$53,422	$979	$—	$54,401

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

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain eligible employees and provides benefits based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as Level 3 within the fair value hierarchy and consist primarily of investments in pooled funds, including separate employee accounts invested in equity securities, debt securities and real estate. The fair values of these investments are based on valuations provided by the fund administrators, which are not readily observable and cannot be corroborated by observable market data; accordingly, these investments are classified within Level 3 of the fair value hierarchy. The net funded status of the plan, which reflects the fair value of plan assets less the projected benefit obligation, is included in Other non-current liabilities in the Consolidated Balance Sheets at July 31, 2026, January 31, 2026, and July 31, 2025.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

Investments Without Readily Determinable Fair Values

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. Through fiscal 2026, the Company invested approximately $17.5 million and during the first six months of fiscal 2027, the Company invested an additional $1.1 million in venture capital funds. During the three months ended July 31, 2025, the Company recorded a non-cash impairment charge of $0.4 million (recorded in Other income, net in the Consolidated Statements of Operations for the three and six months ended July 31, 2025) related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in fair value primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. The Company will continue to regularly evaluate the carrying value of its investments. The carrying value of the investments is recorded in Other non-current assets in the Consolidated Balance Sheets at July 31, 2026, January 31, 2026 and July 31, 2025. These investments are carried at cost, less any related impairments, adjusted for observable price changes, if any, as fair values are not readily determinable. Other than the additional investments made during the six months ended July 31, 2026, there were no impairment charges or observable price changes related to these investments.

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

In fiscal year 2026, the United States imposed additional “reciprocal” and other tariffs under the International Emergency Economic Powers Act (“IEEPA”). These tariffs were invalidated by the Supreme Court in February 2026. The Company paid approximately $10.0 million in IEEPA tariffs between February 2025 and February 2026. During the second quarter of fiscal 2027, the Company received approximately $3.2 million of refunds of previously paid IEEPA tariffs, which was recognized as a benefit to cost of sales during the quarter. The Company continues to pursue potential recoveries of the remaining amounts following recent court rulings and U.S. Customs and Border Protection (“CBP”) guidance. The Company has elected to apply a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the Consolidated Financial Statements until the gain is realized or realizable, which is at the earlier of when CBP affirms the Company’s refund claim or the refund is received in cash.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2026, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded an income tax provision of $3.5 million and $2.0 million for the three months ended July 31, 2026 and 2025, respectively.

The effective tax rate was 22.1% and 38.5% for the three months ended July 31, 2026 and 2025, respectively. The significant components of the effective tax rate for the three-month period changed primarily due to an increase in the utilization of foreign tax credits related to Net Controlled Foreign Corporation Tested Income and changes in certain foreign valuation allowances, partially offset by changes in jurisdictional earnings.

The Company recorded an income tax provision of $5.5 million and $2.6 million for the six months ended July 31, 2026 and 2025, respectively.

The effective tax rate was 22.0% and 37.2% for the six months ended July 31, 2026 and 2025, respectively. The significant components of the effective tax rate for the six-month period changed primarily due to an increase in the utilization of foreign tax credits related to Net Controlled Foreign Corporation Tested Income and excess tax benefits related to stock-based compensation in the current year as compared to deficiencies in the prior year, partially offset by changes in jurisdictional earnings.

At July 31, 2026, the Company had no deferred tax liability for substantially all of the undistributed foreign earnings of approximately $262.9 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's Consolidated Financial Statements for the first six months of fiscal 2027 or fiscal 2026.

NOTE 11 – EQUITY

The components of equity for the three and six months ended July 31, 2026 and 2025 are as follows (in thousands):

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, April 30, 2026	$—	29,613	$296	6,455	$64	$251,322	$441,391	$108,736	$(296,346)	$1,454	$506,917
Net income attributable to Movado Group, Inc.							12,299			191	12,490
Dividends ($0.40 per share)							(8,899)				(8,899)
Stock awards and options exercised		112	1			1,393			(1,030)		364
Stock repurchases											—
Conversion of Class A Common Stock to Common Stock		100	1	(100)	(1)						—
Supplemental executive retirement plan						33					33
Stock-based compensation expense						1,438					1,438
Net unrealized gain on investments, net of tax provision of $14								42			42
Net change in effective portion of hedging contracts, net of tax provision of $7								35			35
Amortization of prior service cost, net of tax provision of $6								23			23
Foreign currency translation adjustment (3)								(5,182)		(44)	(5,226)
Balance, July 31, 2026	$—	29,825	$298	6,355	$63	$254,186	$444,791	$103,654	$(297,376)	$1,601	$507,217

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, April 30, 2025	$—	29,296	$293	6,458	$64	$244,571	$440,341	$97,493	$(289,534)	$2,172	$495,400
Net income attributable to Movado Group, Inc.							2,986			152	3,138
Dividends ($0.35 per share)							(7,774)				(7,774)
Stock awards and options exercised											—
Stock repurchases									(1,594)		(1,594)
Conversion of Class A Common Stock to Common Stock		3		(3)							—
Supplemental executive retirement plan						19					19
Stock-based compensation expense						1,042					1,042
Net unrealized gain on investments, net of tax provision of $0								1			1
Net change in effective portion of hedging contracts, net of tax provision of $52								267			267
Amortization of prior service cost, net of tax provision of $4								13			13
Foreign currency translation adjustment (3)								1,725		(2)	1,723
Balance, July 31, 2025	$—	29,299	$293	6,455	$64	$245,632	$435,553	$99,499	$(291,128)	$2,322	$492,235

			Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, January 31, 2026	$—	29,347	$293	6,455	$64	$249,108	$442,204	$110,614	$(293,441)	$1,418	$510,260
Net income attributable to Movado Group, Inc.							19,229			187	19,416
Dividends ($0.75 per share)							(16,642)				(16,642)
Stock awards and options exercised		375	4			2,506			(2,394)		116
Stock repurchases									(1,541)		(1,541)
Conversion of Class A Common Stock to Common Stock		100	1	(100)	(1)						—
Supplemental executive retirement plan		3				56					56
Stock-based compensation expense						2,516					2,516
Net unrealized gain on investments, net of tax provision of $15								45			45
Net change in effective portion of hedging contracts, net of tax provision of $13								66			66
Amortization of prior service cost, net of tax provision of $12								47			47
Foreign currency translation adjustment (3)								(7,118)		(4)	(7,122)
Balance, July 31, 2026	$—	29,825	$298	6,355	$63	$254,186	$444,791	$103,654	$(297,376)	$1,601	$507,217

	Preferred Stock	Common Stock Shares (1)	Common Stock Amount	Class A Common Stock Shares (2)	Class A Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, January 31, 2025	$—	29,178	$292	6,458	$64	$243,355	$446,704	$79,981	$(289,067)	$2,250	$483,579
Net income attributable to Movado Group, Inc.							4,406			12	4,418
Dividends ($0.70 per share)							(15,557)				(15,557)
Stock awards and options exercised		115	1			(1)			(467)		(467)
Stock repurchases									(1,594)		(1,594)
Conversion of Class A Common Stock to Common Stock		3		(3)							—
Supplemental executive retirement plan		3				44					44
Stock-based compensation expense						2,234					2,234
Net unrealized loss on investments, net of tax benefit of ($10)								(29)			(29)
Net change in effective portion of hedging contracts, net of tax benefit of ($159)								(800)			(800)
Amortization of prior service cost, net of tax provision of $7								26			26
Foreign currency translation adjustment (3)								20,321		60	20,381
Balance, July 31, 2025	$—	29,299	$293	6,455	$64	$245,632	$435,553	$99,499	$(291,128)	$2,322	$492,235

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

During the six months ended July 31, 2026, the Company repurchased 61,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.5 million, or an average of $25.26 per share. During the six months ended July 31, 2025, the Company repurchased a total of 100,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.6 million, or an average of $15.94 per share.

At July 31, 2026, $44.6 million remains available for purchase under the Company's December 5, 2024 repurchase program.

There were 81,162 and 27,084 shares of common stock repurchased during the six months ended July 31, 2026 and 2025, respectively, as a result of the surrender of shares in connection with the vesting of restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at July 31, 2026 and 2025, and January 31, 2026, related to each component of accumulated other comprehensive income are as follows (in thousands):

	July 31, 2026	January 31, 2026	July 31, 2025
Foreign currency translation adjustments	$106,854	$113,972	$101,840
Available-for-sale securities	241	196	186
Cash flow hedges	66	—	(800)
Unrecognized prior service cost related to defined benefit pension plan	(21)	(68)	(96)
Net actuarial loss related to defined benefit pension plan	(3,486)	(3,486)	(1,631)
Total accumulated other comprehensive income	$103,654	$110,614	$99,499

Amounts reclassified from accumulated other comprehensive income/(loss) to operating income in the Consolidated Statements of Operations during the six months ended July 31, 2026 and July 31, 2025 were $0.2 million and ($0.8) million, respectively.

NOTE 14 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
Customer Type	2026	2025	2026	2025
Wholesale	$125,649	$117,561	$238,304	$221,708
Direct to consumer	43,343	43,420	72,295	70,227
After-sales service	760	848	1,555	1,663
Net Sales	$169,752	$161,829	$312,154	$293,598

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

The Company’s after-sales service revenue consists of out of warranty service provided to customers and authorized third-party repair centers, and sale of watch parts. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. After-sales service revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Revenue from after-sales service, including consumer repairs, is included entirely within the Watch and Accessory Brands segment, consistent with how management makes decisions about the allocation of resources and performance measurement.

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

Stock Options:

Stock options granted to participants under the Plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date. There were no stock options granted during the six months ended July 31, 2026 and July 31, 2025.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended July 31, 2026 and 2025 was $0 for both periods. Total compensation expense for stock option grants recognized during the six months ended July 31, 2026 and 2025 was $0 and $0.1 million, respectively. As of July 31, 2026, there was no unrecognized compensation cost related to unvested stock options. The fair value of stock options exercised during the first six months of fiscal 2027 was $1.9 million. Total cash consideration received for stock option exercises during the six months ended July 31, 2026, was $2.5 million. There were 37,623 shares of common stock of the Company tendered by employees for the payment of the employees' withholding tax obligation totaling $1.2 million for the six months ended July 31, 2026. In addition, during the six months ended July 31, 2026, $3.0 million of shares were tendered to the Company by the holders of the stock options for the payment of the exercise price of these options. There were no stock option exercises during the six months ended July 31, 2025.

The following table summarizes the Company’s stock options activity during the first six months of fiscal 2027:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2026 (899,349 options exercisable)	899,349	$23.16	$12.42-$38.04	4.6	$3,372
Granted	—	—	—
Exercised (a)	(278,451)	$19.92	$16.87-$38.04
Forfeited	(62,057)	$30.18	$27.74-$38.04
Options outstanding at July 31, 2026	558,841	$24.00	$12.42-$38.04	4.6	$7,925
Exercisable at July 31, 2026	558,841	$24.00		4.6	$7,925

(a) Includes 150,000 options exercised at an exercise price of $16.87 per option and 21,640 options exercised at an exercise price of $23.35 per option for which 97,157 shares of common stock of the Company were tendered to the Company by the holders of the stock options for the payment of the exercise price of these options.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended July 31, 2026 and 2025, compensation expense for stock awards was $1.4 million and $1.0 million, respectively. For the six months ended July 31, 2026 and 2025, compensation expense for stock awards was $2.5 million and $2.1 million, respectively. As of July 31, 2026, there was approximately $8.7 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the Company’s stock awards activity during the first six months of fiscal 2027:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2026	993,985	$20.87
Units granted	280,556	$23.92
Units vested	(194,181)	$22.26
Units forfeited	(7,523)	$19.26
Units granted adjustment for fiscal year 2025 and 2024 grants (a)	(275,493)	$28.20
Units outstanding at July 31, 2026	797,344	$19.09	1.8	$30,443

(a) Grant adjustment made due to not reaching the financial goals.

Stock awards granted by the Company can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time in the number of shares established at grant date, subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares to be issued related to the outstanding performance-based stock awards can vary from 0% to 200% of the target number of underlying stock award units, established at grant date, depending on the particular stock awards and the extent of the achievement of the predetermined financial goals. There were 43,539 and 27,084 shares of common stock of the Company tendered by the employees for the payment of the employees' withholding tax obligation totaling $1.2 million and $0.5 million for the six months ended July 31, 2026 and 2025, respectively. The total fair value of stock award units that vested during the first six months of fiscal 2027 was $4.3 million.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches and, to a lesser extent, jewelry and other accessories, of owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet business. The Chief Executive Officer of the Company is the Company's chief operating decision maker (“CODM”) and regularly reviews operating results for each of the two operating segments to assess performance and makes operating decisions about the allocation of the Company’s resources. The Company’s CODM evaluates operating results based on gross profit, defined as net sales less cost of sales, and operating income, defined as gross profit less selling, general and administrative expenses. The CODM uses gross profit and operating income in the budgeting and forecasting process. The CODM considers budget-to-current forecast and prior forecast-to-current forecast variances for gross profit and operating income for evaluating performance of the segments and making decisions about allocating capital and other resources to each segment.

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The following table summarizes the Company's net sales in the International locations by region as a percentage of the Company's total net sales for the three and six months ended July 31, 2026 and 2025.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Europe	32.2%	33.5%	33.3%	33.4%
Americas (excluding the United States)	11.8%	11.6%	11.9%	11.3%
Asia	8.2%	6.8%	7.9%	6.6%
Middle East	4.9%	5.2%	4.5%	6.4%
Total International Operations	57.1%	57.1%	57.6%	57.7%

Operating Segment Data for the Three Months Ended July 31, 2026 and 2025 (in thousands):

	Net Sales
	2026	2025
Watch and Accessory Brands:
Owned brands category	$42,399	$42,120
Licensed brands category	100,693	92,419
Other (a)	(233)	1,138
Total Watch and Accessory Brands	142,859	135,677
Company Stores	26,893	26,152
Consolidated total	$169,752	$161,829

(a) Other includes after-sales service revenue, certain unallocated corporate-level adjustments to net sales, gains and losses related to cash flow hedges and shipping revenue.

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2026	2026	2026	2025	2025	2025

Net sales	$142,859	$26,893	$169,752	$135,677	$26,152	$161,829
Cost of sales	58,218	10,709	68,927	63,831	10,433	74,264
Gross profit (1)	84,641	16,184	100,825	71,846	15,719	87,565
Selling, general and administrative	74,391	11,556	85,947	72,015	11,543	83,558
Operating income/(loss) (2) (3)	$10,250	$4,628	$14,878	$(169)	$4,176	$4,007
Other income, net			1,255			1,202
Interest expense			(108)			(110)
Income before income taxes			$16,025			$5,099

Depreciation and amortization	$1,720	$508	$2,228	$1,825	$552	$2,377

(1)
The Gross profit in the Watch and Accessory Brands segment for the three months ended July 31, 2026 included $3.2 million of IEEPA duty refunds received.
(2)
The operating income/(loss) in the Watch and Accessory Brands Segment included $13.9 million and $10.7 million of unallocated corporate expenses for the three months ended July 31, 2026 and 2025, respectively, and $14.6 million and $14.6 million of certain intercompany profits related to the Company's supply chain operations for the three months ended July 31, 2026 and 2025, respectively.
(3)
The operating income/(loss) in the Watch and Accessory Brands segment for the three months ended July 31, 2026 and 2025, included a pre-tax charge of $0.2 million and $2.1 million, respectively, related to the investigation of misconduct within the Dubai branch of the Company's Swiss subsidiary. The operating income/(loss) in the Watch and Accessory Brands segment for the three months ended July 31, 2025, included a pre-tax charge of $0.9 million related to the Company's cost-savings initiative.

Operating Segment Data as of and for the Six Months Ended July 31, 2026 and 2025 (in thousands):

	Net Sales
	2026	2025
Watch and Accessory Brands:
Owned brands category	$78,009	$75,252
Licensed brands category	186,190	172,662
Other (a)	2,359	2,565
Total Watch and Accessory Brands	266,558	250,479
Company Stores	45,596	43,119
Consolidated total	$312,154	$293,598

(a) Other includes after-sales service revenue, certain unallocated corporate-level adjustments to net sales, gains and losses related to cash flow hedges and shipping revenue.

	Watch and Accessory Brands	Company Stores	Consolidated Total	Watch and Accessory Brands	Company Stores	Consolidated Total
	2026	2026	2026	2025	2025	2025

Net sales	$266,558	$45,596	$312,154	$250,479	$43,119	$293,598
Cost of sales	111,644	18,092	129,736	117,789	16,894	134,683
Gross profit (1)	154,914	27,504	182,418	132,690	26,225	158,915
Selling, general and administrative	138,057	22,468	160,525	132,868	21,749	154,617
Operating income/(loss) (2) (3)	$16,857	$5,036	$21,893	$(178)	$4,476	$4,298
Other income, net			3,216			2,962
Interest expense			(210)			(221)
Income before income taxes			$24,899			$7,039

Depreciation and amortization	$3,504	$1,036	$4,540	$3,560	$1,097	$4,657

(1)
The Gross profit in the Watch and Accessory Brands segment for the six months ended July 31, 2026 included $3.2 million of IEEPA duty refunds received.
(2)
The operating income/(loss) in the Watch and Accessory Brands Segment included $25.4 million and $18.7 million of unallocated corporate expenses for the six months ended July 31, 2026 and 2025, respectively, and $27.5 million and $28.6 million of certain intercompany profits related to the Company's supply chain operations for the six months ended July 31, 2026 and 2025, respectively.
(3)
The operating income/(loss) in the Watch and Accessory Brands segment for the six months ended July 31, 2026 and 2025, included a pre-tax charge of $0.7 million and $2.1 million, respectively, related to the investigation of misconduct within the Dubai branch of the Company's Swiss subsidiary. The operating income/(loss) in the Watch and Accessory Brands segment for the six months ended July 31, 2025, included a pre-tax charge of $1.5 million related to the Company's cost-savings initiative.

	Total Assets			Capital Expenditures
	July 31, 2026	January 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Watch and Accessory Brands	$690,395	$690,068	$687,465	$2,028	$1,896
Company Stores	52,949	52,553	61,254	319	930
Consolidated total	$743,344	$742,621	$748,719	$2,347	$2,826

Geographic Location Data for the Three Months Ended July 31, 2026 and 2025 (in thousands):

	Net Sales
	2026	2025
United States	$72,855	$69,429
International	96,897	92,400
Consolidated total	$169,752	$161,829

United States and International net sales are net of intercompany sales of $73.3 million and $82.1 million for the three months ended July 31, 2026 and 2025, respectively.

Geographic Location Data as of and for the Six Months Ended July 31, 2026 and 2025 (in thousands):

	Net Sales
	2026	2025
United States	$132,311	$124,129
International	179,843	169,469
Consolidated total	$312,154	$293,598

United States and International net sales are net of intercompany sales of $151.7 million and $156.1 million for the six months ended July 31, 2026 and 2025, respectively.

Long-lived assets consist of Operating Right-of-Use Assets and Property, Plant and Equipment, Net.

	Long-Lived Assets
	July 31, 2026	January 31, 2026	July 31, 2025
United States	$55,507	$62,267	$69,596
International	18,805	22,711	26,730
Consolidated total	$74,312	$84,978	$96,326

	Operating Right-of-Use Assets
	July 31, 2026	January 31, 2026	July 31, 2025
United States	$44,582	$50,705	$56,697
International	13,987	17,168	20,433
Consolidated total	$58,569	$67,873	$77,130

	Property, Plant and Equipment, Net
	July 31, 2026	January 31, 2026	July 31, 2025
United States	$10,925	$11,562	$12,899
International	4,818	5,543	6,297
Consolidated total	$15,743	$17,105	$19,196

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been disclosed in the Company's 2026 Annual Report on Form 10-K and are incorporated by reference herein. As of July 31, 2026, there have been no material changes to any of the Company's critical accounting policies.

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

In fiscal year 2026, the United States imposed additional “reciprocal” and other tariffs under the International Emergency Economic Powers Act (“IEEPA”). These tariffs were invalidated by the Supreme Court in February 2026. The Company paid approximately $10.0 million in IEEPA tariffs between February 2025 and February 2026. During the second quarter of fiscal 2027, the Company received approximately $3.2 million of refunds of previously paid IEEPA tariffs, which was recognized as a benefit to cost of sales during the quarter. The Company continues to pursue potential recoveries of the remaining amounts following recent court rulings and U.S. Customs and Border Protection (“CBP”) guidance. The Company has elected to apply a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the Consolidated Financial Statements until the gain is realized or realizable, which is at the earlier of when CBP affirms the Company’s refund claim or the refund is received in cash.

Following the Supreme Court's February 2026 decision invalidating the use of IEEPA by the Trump Administration, the Administration imposed a temporary 10% ad valorem import surcharge under Section 122 of the Trade Act of 1974, subject to certain exemptions, which remained in effect through July 24, 2026. In May 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs were also invalid. The Company has not recorded a receivable related to Section 122 tariffs paid by it during the first six months of fiscal 2027 and continues to monitor ongoing litigation related to the potential recovery of these tariffs.

Upon expiration of the Section 122 surcharge in July 2026, the Administration imposed new tariffs under Section 301 of the Trade Act of 1974 following investigations concerning the failure of certain U.S. trading partners to impose and effectively enforce prohibitions on imports produced with forced labor. Of greatest relevance to the Company, the new Section 301 measures generally impose an additional 12.5% duty on covered imports from China and, with respect to covered imports from Switzerland and Japan, impose additional duties designed to bring the combined applicable most-favored-nation duty and the new Section 301 duty to 12.5%. These measures operate in addition to certain other tariffs that remain in effect, including the pre-existing Section 301 tariffs mentioned above that are applicable to certain imports from China. As a result, the aggregate duties applicable to particular Company imports vary depending on the country of origin, tariff classification and applicability of other tariff measures or exemptions.

The Administration has also initiated or continued other trade investigations that could result in additional tariffs or other changes to the duties applicable to the Company's U.S. imports. The ultimate scope, duration and impact of these and any future tariff measures remain uncertain.

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

During the first six months of fiscal year 2027, the Company paid $0.3 million related to severance and employee-related costs, with the remaining $0.5 million balance expected to be paid during the remainder of fiscal year 2027.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's Consolidated Financial Statements for fiscal 2026 and the first six months of fiscal 2027.

Results of Operations Overview

The following is a discussion of the results of operations for the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025, along with a discussion of the changes in financial condition during the first six months of fiscal 2027. The Company’s results of operations for the first six months of fiscal 2027 should not be deemed indicative of the results that the Company will experience for the full year of fiscal 2027. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission on March 19, 2026.

Results of operations for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2026	2025
Watch and Accessory Brands:
United States	$47,452	$44,793
International	95,407	90,884
Total Watch and Accessory Brands	142,859	135,677
Company Stores:
United States	25,403	24,636
International	1,490	1,516
Total Company Stores	26,893	26,152
Net Sales	$169,752	$161,829

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2026	2025
Watch and Accessory Brands:
Owned brands category	$42,399	$42,120
Licensed brands category	100,693	92,419
Other	(233)	1,138
Total Watch and Accessory Brands	142,859	135,677
Company Stores	26,893	26,152
Net Sales	$169,752	$161,829

Net Sales

Net sales for the three months ended July 31, 2026 were $169.8 million, representing a $7.9 million or 4.9% increase from the prior year period. For the three months ended July 31, 2026, fluctuations in foreign currency exchange rates positively impacted net sales by $0.7 million when compared to the prior year period. Excluding this $0.7 million impact, net sales would have increased by 4.4% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2026 in the Watch and Accessory Brands segment were $142.9 million, above the prior year period by $7.2 million, or 5.3%. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers, a favorable sales mix and the positive impact of fluctuations in foreign exchange rates. The net sales in the owned brands category increased $0.3 million, or 0.7%, combined with an increase in net sales recorded in the licensed brands category of $8.3 million, or 9.0%.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2026 in the United States locations of the Watch and Accessory Brands segment were $47.5 million, above the prior year period by $2.7 million, or 5.9%, resulting primarily from increased volumes resulting from higher demand in the Company's wholesale customers and a favorable sales mix. The net sales recorded in the owned brands category increased $0.7 million, or 2.3%, combined with an increase in net sales recorded in the licensed brands category of $2.5 million, or 21.3%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2026 in the International locations of the Watch and Accessory Brands segment were $95.4 million, above the prior year by $4.5 million, or 5.0%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $0.7 million when compared to the prior year period. In addition to the positive impact of fluctuations in foreign exchange rates, the increase in net sales was primarily due to increased volumes resulting from higher demand in the licensed brands category in the Company's wholesale customers. There was a net sales increase recorded in the licensed brands category of $5.7 million, or 7.1%, due to net sales increases across all regions. This increase was partially offset by a net sales decrease recorded in the owned brands category of $0.4 million, or 4.5%, primarily due to net sales decreases in Europe and the Middle East, partially offset by net sales increases in the Americas (excluding the United States) and Asia.

Company Stores Net Sales

Net sales for the three months ended July 31, 2026 in the Company Stores segment were $26.9 million, $0.7 million or 2.8% above the prior year period. The net sales increase was primarily due to a favorable sales mix, partially offset by a decrease in sales from the Company's online outlet store at www.movadocompanystore.com. As of July 31, 2026 and 2025, the Company operated 57 retail outlet locations.

Gross Profit

Gross profit for the three months ended July 31, 2026 was $100.8 million or 59.4% of net sales as compared to $87.6 million or 54.1% of net sales in the prior year period. Gross profit for the three months ended July 31, 2026 included $3.2 million of IEEPA duty refunds received. The increase in gross profit of $13.3 million was due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 530 basis points for the three months ended July 31, 2026 reflected a favorable sales mix (approximately 380 basis points), IEEPA duty refunds received (approximately 190 basis points) and the positive impact of fluctuations in foreign exchange rates (approximately 30 basis points), partially offset by higher shipping costs (approximately 50 basis points) and higher fixed costs net of increased leveraging over higher sales (approximately 20 basis points).

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2026 were $85.9 million, an increase from the prior year period of $2.4 million, or 2.9%. The increase in SG&A expenses was primarily driven by (i) an increase in performance-based compensation of $1.8 million, (ii) an increase in marketing expenses of $1.1 million and (iii) a $0.3 million increase in payroll-related expenses. The increase in payroll-related expenses was net of $0.9 million of severance costs incurred in the prior year period in connection with the cost-savings initiative discussed under “Recent Developments and Initiatives”. These increases were partially offset by a $1.1 million decrease in professional fees, which included a decrease of $1.9 million in costs related to the investigation of misconduct within the Dubai branch of the Company's Swiss subsidiary. For the three months ended July 31, 2026, fluctuations in foreign currency rates related to the foreign subsidiaries increased reported SG&A expenses by $1.0 million when compared to the prior year period.

Watch and Accessory Brands Operating Income/Loss

For the three months ended July 31, 2026 the Company recorded operating income of $10.2 million in the Watch and Accessory Brands segment, compared to an operating loss of $0.2 million in the prior period. Operating results for the three months ended July 31, 2026 included $13.9 million of unallocated corporate expenses and $14.6 million of certain intercompany profits related to the Company’s supply chain operations, compared to $10.7 million and $14.6 million, respectively, in the prior year period. The $10.4 million improvement in operating income/loss was the result of an increase in gross profit of $12.8 million (which includes $3.2 million of IEEPA duty refunds received), partially offset by higher SG&A expenses of $2.4 million when compared to the prior year period. The increase in gross profit was the result of higher net sales combined with a higher gross margin percentage primarily due to a favorable impact of sales mix, IEEPA duty refunds received and the positive impact of fluctuations in foreign exchange rates, partially offset by higher shipping costs and higher fixed costs net of increased leveraging over higher sales. The increase in SG&A expenses was primarily driven by (i) an increase in performance-based compensation of $1.8 million, (ii) an increase in marketing expenses of $1.4 million and (iii) an increase in payroll related expenses of $0.1 million. The increase in payroll-related expenses was net of $0.9 million of severance costs incurred in the prior year period in connection with the cost-savings initiative. These increases were partially offset by a $1.1 million decrease in professional fees (which included a decrease of $1.9 million in costs related to the investigation of misconduct within the Dubai branch).

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2026, the Company recorded an operating loss of $7.7 million, compared to an operating loss of $17.0 million in the prior period. Operating results for the three months ended July 31, 2026 included unallocated corporate expenses of $13.9 million, compared to $10.7 million in the prior period. The decrease in operating loss was the result of an increase in gross profit of $9.6 million (which includes $3.2 million of IEEPA duty refunds received), partially offset by an increase in SG&A expenses of $0.4 million when compared to the prior year period. The increase in gross profit of $9.6 million was the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable sales mix and IEEPA duty refunds received, partially offset by higher shipping costs and higher fixed costs net of increased leveraging over higher sales. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $1.5 million and (ii) higher marketing expenses of $0.3 million. These increases were offset by a $1.0 million decrease in professional fees (which included a decrease of $1.9 million in costs related to the investigation of misconduct within the Dubai branch) and a decrease in payroll related expenses of $0.6 million (which included $0.3 million of severance costs incurred in the prior year period in connection with the cost-savings initiative).

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2026, the Company recorded operating income of $18.0 million, compared to operating income of $16.8 million in the prior period. Operating results for the three months ended July 31, 2026 included certain intercompany profits related to the Company’s International supply chain operations of $14.6 million, compared to $14.6 million in the prior period. The increase in operating income was the result of an increase in gross profit of $3.2 million, partially offset by an increase in SG&A expenses of $2.0 million. The increase in gross profit of $3.2 million was primarily the result of higher net sales, combined with a higher gross margin percentage primarily due to favorable sales mix, the positive impact of fluctuations in foreign exchange rates and the increased leveraging of certain reduced costs over higher sales, partially offset by higher shipping costs. The increase in SG&A expenses was primarily due to (i) higher marketing expenses of $1.1 million, (ii) an increase in payroll related expenses of $0.7 million (the increase in payroll related expenses was net of $0.6 million of severance costs incurred in the prior year period in connection with the cost-savings initiative) and (iii) an increase in performance-based compensation of $0.3 million.

Company Stores Operating Income

The Company recorded operating income of $4.6 million and $4.2 million in the Company Stores segment for the three months ended July 31, 2026 and 2025, respectively. The increase in operating income of $0.4 million was primarily related to an increase in gross profit of $0.5 million, mainly due to higher sales combined with a higher gross margin percentage. SG&A expenses remained relatively flat as compared to the prior year period with an increase in payroll related expenses offset by lower marketing expenses. As of July 31, 2026, and 2025, the Company Stores segment operated 57 retail outlet locations.

Other Non-Operating Income, net

The Company recorded other income, net of $1.3 million for the three months ended July 31, 2026, primarily due to interest income.

The Company recorded other income, net of $1.2 million for the three months ended July 31, 2025, primarily due to interest income, partially offset by a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary.

Interest Expense

Interest expense was $0.1 million primarily due to the payment of unused commitment fees for both the three months ended July 31, 2026 and 2025. There were no borrowings under the Company's revolving credit facility during the three months ended July 31, 2026 and 2025.

Income Taxes

The Company recorded an income tax provision of $3.5 million and $2.0 million for the three months ended July 31, 2026 and 2025, respectively. The effective tax rate was 22.1% and 38.5% for the three months ended July 31, 2026 and 2025, respectively.

The significant components of the effective tax rate for the three month period changed primarily due to an increase in the utilization of foreign tax credits related to Net Controlled Foreign Corporation Tested Income and changes in certain foreign valuation allowances, partially offset by changes in jurisdictional earnings.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $12.3 million and $3.0 million for the three months ended July 31, 2026 and 2025, respectively.

Results of operations for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2026	2025
Watch and Accessory Brands:
United States	$89,178	$83,369
International	177,380	167,110
Total Watch and Accessory Brands	266,558	250,479
Company Stores:
United States	43,133	40,760
International	2,463	2,359
Total Company Stores	45,596	43,119
Net Sales	$312,154	$293,598

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2026	2025
Watch and Accessory Brands:
Owned brands category	$78,009	$75,252
Licensed brands category	186,190	172,662
Other	2,359	2,565
Total Watch and Accessory Brands	266,558	250,479
Company Stores	45,596	43,119
Net Sales	$312,154	$293,598

Net Sales

Net sales for the six months ended July 31, 2026 were $312.2 million, representing an $18.6 million or 6.3% increase from the prior year period. For the six months ended July 31, 2026, fluctuations in foreign currency exchange rates positively impacted net sales by $5.4 million when compared to the prior year period. Excluding this $5.4 million impact, net sales would have increased by 4.5% as compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2026 in the Watch and Accessory Brands segment were $266.6 million, above the prior year period by $16.1 million, or 6.4%. The increase in net sales was primarily due to increased volumes resulting from higher demand in the Company's wholesale customers, a favorable sales mix and the positive impact of fluctuations in foreign exchange rates. The net sales in the owned brands category increased $2.8 million, or 3.7%, combined with an increase in net sales recorded in the licensed brands category of $13.5 million, or 7.8%.

United States Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2026 in the United States locations of the Watch and Accessory Brands segment were $89.2 million, above the prior year period by $5.8 million, or 7.0%, resulting primarily from increased volumes resulting from higher demand in the Company's wholesale customers and a favorable sales mix. The net sales recorded in the owned brands category increased $2.1 million, or 3.6%, combined with an increase in net sales recorded in the licensed brands category of $4.4 million, or 18.5%.

International Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2026 in the International locations of the Watch and Accessory Brands segment were $177.4 million, above the prior year by $10.3 million, or 6.1%, which included fluctuations in foreign currency exchange rates that positively impacted net sales by $5.4 million when compared to the prior year period. In addition to the positive impact of fluctuations in foreign exchange rates, the increase in net sales was primarily due to increased volumes resulting from higher demand in the licensed brands category in the Company's wholesale customers. The net sales increase recorded in the licensed brands category was $9.1 million, or 6.1%, primarily due to net sales increases in Europe, the Americas (excluding the United States) and Asia, partially offset by a net sales decrease in the Middle East. The net sales increase recorded in the owned brands category was $0.7 million, or 3.9%, primarily due to net sales increases in Asia, the Americas (excluding the United States) and the Middle East, partially offset by a net sales decrease in Europe.

Company Stores Net Sales

Net sales for the six months ended July 31, 2026 in the Company Stores segment were $45.6 million, $2.5 million or 5.7% above the prior year period. The net sales increase was primarily due to a favorable sales mix, an increase in sales from the Company's online outlet store at www.movadocompanystore.com and a new store opening in the second quarter of the prior year. As of July 31, 2026 and 2025, the Company operated 57 retail outlet locations.

Gross Profit

Gross profit for the six months ended July 31, 2026 was $182.4 million or 58.4% of net sales as compared to $158.9 million or 54.1% of net sales in the prior year period. Gross profit for the six months ended July 31, 2026 included $3.2 million of IEEPA duty refunds received. The increase in gross profit of $23.5 million was due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 430 basis points for the six months ended July 31, 2026 reflected a favorable sales mix (approximately 330 basis points), IEEPA duty refunds received (approximately 100 basis points) and the increased leveraging of certain reduced costs over higher sales (approximately 20 basis points), partially offset by higher shipping costs (approximately 20 basis points).

Selling, General and Administrative (“SG&A”)

SG&A expenses for the six months ended July 31, 2026 were $160.5 million, an increase from the prior year period of $5.9 million, or 3.8%. The increase in SG&A expenses was primarily driven by (i) an increase in performance-based compensation of $2.7 million, (ii) an increase in marketing expenses of $2.5 million, (iii) higher professional fees of $0.6 million (the increase in professional fees was net of a $1.5 million decrease in costs incurred related to the investigation of misconduct within the Dubai branch) and (iv) an increase in payroll related expenses of $0.1 million. The increase in payroll-related expenses was net of $1.5 million of severance costs incurred in the prior year period in connection with the cost-savings initiative. These increases were partially offset by a $0.7 million decrease in foreign exchange losses reflecting lower transactional foreign currency losses during the period. For the six months ended July 31, 2026, fluctuations in foreign currency rates related to the foreign subsidiaries increased reported SG&A expenses by $1.5 million when compared to the prior year period.

Watch and Accessory Brands Operating Income/Loss

For the six months ended July 31, 2026 the Company recorded operating income of $16.9 million in the Watch and Accessory Brands segment, compared to an operating loss of $0.2 million in the prior period. Operating results for the six months ended July 31, 2026 included $25.4 million of unallocated corporate expenses and $27.5 million of certain intercompany profits related to the Company’s supply chain operations, compared to $18.7 million and $28.6 million, respectively, in the prior year period. The $17.0 million change in operating income/loss was the result of an increase in gross profit of $22.2 million (which includes $3.2 million of IEEPA duty refunds received), partially offset by higher SG&A expenses of $5.2 million when compared to the prior year period. The increase in gross profit was the result of higher net sales combined with a higher gross margin percentage primarily due to a favorable impact of sales mix, IEEPA duty refunds received and the increased leveraging of certain reduced costs over higher sales, partially offset by higher shipping costs. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $2.7 million, (ii) an increase in marketing expenses of $2.7 million and (iii) an increase in professional fees of $0.6 million. The increase in professional fees was net of a $1.5 million decrease in costs related to the investigation of misconduct within the Dubai branch. These increases were partially offset by a $0.7 million decrease in foreign exchange losses reflecting lower transactional foreign currency losses during the period and a decrease in payroll related expenses of $0.4 million (which included the impact of $1.5 million of severance costs in the prior year period in connection with the cost-savings initiative).

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2026, the Company recorded an operating loss of $12.0 million, compared to an operating loss of $24.0 million in the prior period. Operating results for the six months ended July 31, 2026 included unallocated corporate expenses of $25.4 million, compared to $18.7 million in the prior period.

The decrease in operating loss was the result of an increase in gross profit of $19.3 million (which includes $3.2 million of IEEPA duty refunds received), partially offset by an increase in SG&A expenses of $7.3 million when compared to the prior year period. The increase in gross profit of $19.3 million was the result of higher net sales, combined with a higher gross margin percentage primarily due to a favorable sales mix, IEEPA duty refunds received and the increased leveraging of certain fixed costs as a result of higher sales, partially offset by higher shipping costs. The increase in SG&A expenses was primarily due to (i) an increase in performance-based compensation of $2.8 million, (ii) an increase in certain unallocated corporate costs of $2.8 million, (iii) higher marketing expenses of $1.4 million and (iv) an increase in professional fees of $0.5 million. The increase in professional fees was net of a $1.5 million decrease in costs related to the investigation of misconduct within the Dubai branch). These increases were partially offset by a decrease in payroll related expenses of $1.4 million (which included the impact of $0.3 million of severance costs in the prior year period related to the cost-savings initiative).

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2026, the Company recorded operating income of $28.8 million, compared to operating income of $23.8 million in the prior period. Operating results for the six months ended July 31, 2026 included $27.5 million of certain intercompany profits related to the Company’s International supply chain operations, compared to $28.6 million in the prior period. The increase in operating income was the result of a higher gross profit of $2.9 million combined with lower SG&A expenses of $2.1 million. The increase in gross profit of $2.9 million was primarily the result of higher net sales, partially offset by a lower gross margin percentage primarily due to an unfavorable sales mix, partially offset by the increased leveraging of certain reduced costs over higher sales. The decrease in SG&A expenses was primarily due to (i) a decrease in certain allocated corporate costs of $2.8 million and (ii) a decrease of $0.7 million in foreign exchange losses reflecting lower transactional foreign currency losses during the period. These decreases were partially offset by higher marketing expenses of $1.3 million and an increase in payroll related expenses of $1.0 million. The increase in payroll-related expenses was net of $1.2 million of severance costs incurred in the prior year period in connection with the cost-savings initiative.

Company Stores Operating Income

The Company recorded operating income of $5.0 million and $4.4 million in the Company Stores segment for the six months ended July 31, 2026 and 2025, respectively. The increase in operating income of $0.6 million was primarily related to an increase in gross profit of $1.3 million, mainly due to higher sales, partially offset by a lower gross margin percentage. Operating profit was negatively impacted by an increase in SG&A expenses of $0.7 million primarily due to an increase in payroll related expenses and an increase in rent related expenses mainly due to a new store opening in the second quarter of the prior year. As of July 31, 2026, and 2025, the Company Stores segment operated 57 retail outlet locations.

Other Non-Operating Income, net

The Company recorded other income, net of $3.2 million for the six months ended July 31, 2026, primarily due to interest income and distributions received from a venture capital fund in which the Company holds a limited partnership interest.

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

Interest Expense

Interest expense was $0.2 million primarily due to the payment of unused commitment fees for both the six months ended July 31, 2026 and 2025. There were no borrowings under the Company's revolving credit facility during the six months ended July 31, 2026 and 2025.

Income Taxes

The Company recorded an income tax provision of $5.5 million and $2.6 million for the six months ended July 31, 2026 and 2025, respectively. The effective tax rate was 22.0% and 37.2% for the six months ended July 31, 2026 and 2025, respectively.

The significant components of the effective tax rate for the six month period changed primarily due to an increase in the utilization of foreign tax credits related to Net Controlled Foreign Corporation Tested Income and excess tax benefits related to stock-based compensation in the current year as compared to deficiencies in the prior year, partially offset by changes in jurisdictional earnings.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $19.2 million and $4.4 million for the six months ended July 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2026, and July 31, 2025, the Company had $211.6 million and $180.5 million, respectively, of cash and cash equivalents. Of this total, $128.0 million and $71.9 million, respectively, consisted of cash and cash equivalents at the Company's foreign subsidiaries.

At July 31, 2026, the Company had working capital of $403.5 million as compared to $384.8 million at July 31, 2025. The increase in working capital was primarily the result of an increase in cash and a decrease in accrued liabilities, partially offset by a decrease in inventories, other current assets and an increase in income taxes payable. The Company defines working capital as the difference between current assets and current liabilities.

Net cash provided by operating activities was $6.5 million for the six months ended July 31, 2026, compared to net cash used in operating activities of $11.0 million for the six months ended July 31, 2025, representing an increase of approximately $17.6 million. The increase was primarily driven by the $15.0 million increase in net income and, on a net basis, favorable changes in working capital.

The most significant favorable changes in working capital items were:

•
Accounts payable, which provided $15.8 million of additional cash, primarily due to the timing of supplier payments;
•
Income taxes receivable/payable, net, which provided $4.1 million of additional cash, primarily due to timing of payments;
•
Inventories, which used $2.2 million less cash compared to the prior year period, primarily reflecting lower inventory levels driven by disciplined inventory management; and
•
Trade receivables, which provided $2.0 million of additional cash compared to the prior year period, reflecting improved collections and tighter receivables management.

These favorable impacts were partially offset by:

•
Accrued liabilities, which resulted in $13.2 million more cash used than in the prior year period, primarily due to timing of payments; and
•
Accrued payroll and benefits, which used $8.1 million more cash, primarily due to payments of performance-based compensation.

Cash used in investing activities was $3.6 million for the six months ended July 31, 2026, compared to $4.8 million for the six months ended July 31, 2025. The cash used in investing activities during the current year period primarily related to capital expenditures of $2.3 million mainly for leasehold improvements and shop-in-shops, and $1.1 million of long-term investments. Cash used in investing activities for the six months ended July 31, 2025 included $2.8 million of capital expenditures and $1.9 million of long-term investments.

Cash used in financing activities was $18.4 million for the six months ended July 31, 2026 as compared to $17.6 million for the six months ended July 31, 2025. The cash used in the current year period included $16.6 million in dividend payments, $1.5 million of open-market share repurchases, $2.4 million related to shares surrendered by employees to satisfy tax withholding obligations upon vesting of certain stock awards, offset by $2.5 million received in connection with stock options exercised and $0.3 million of debt issuance costs paid in connection with the amendment of the Company's revolving credit facility. Cash used in financing activities for the six months ended July 31, 2025 was due to $15.6 million in dividends paid, $1.6 million in stock repurchased in the open market and $0.5 million related to shares surrendered by employees to satisfy tax withholding obligations upon vesting of certain stock awards.

The Company and its U.S. and Swiss subsidiaries (collectively, the “Borrowers”) are parties to an Amended and Restated Credit Agreement originally dated October 12, 2018 (as subsequently amended, the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). After giving effect to Amendment No. 7 thereto dated July 16, 2026, the Credit Agreement provides for a $75.0 million senior secured revolving credit facility (the “Facility”) and has a maturity date of July 16, 2031. The Facility includes a $15.0 million letter of credit subfacility, and a $25.0 million swingline subfacility, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

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

As of both July 31, 2026, and July 31, 2025, there were no amounts of loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate amount of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2026 and July 31, 2025. At July 31, 2026, the letters of credit have expiration dates through June 1, 2027. As of July 31, 2026, and July 31, 2025, availability under the Facility was $74.7 million and $99.7 million, respectively. For additional information regarding the Facility, see Note 6 - Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of zero during both the three and six months ended July 31, 2026 and 2025, respectively.

The Company's Swiss subsidiary maintains unsecured lines of credit with a Swiss bank that are subject to repayment upon demand. As of July 31, 2026, and 2025, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $8.0 million for both periods. As of July 31, 2026, and 2025, there were no borrowings against these lines. As of July 31, 2026 and 2025, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.5 million in various foreign currencies in both periods. Of these amounts $0.8 million in both periods represented restricted deposits related to lease agreements.

During the second quarter of fiscal 2027, the Company incurred and capitalized $0.4 million of fees related to the amendment. These fees, along with the unamortized fees of $0.1 million paid related to the base Credit Agreement, are being amortized on a straight-line basis over 60 months, the revised term of the Facility, and are included in other non-current assets on the Consolidated Balance Sheets.

Cash paid for interest, including unused commitment fees, was $0.1 million for both the six-month periods ended July 31, 2026 and July 31, 2025, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector and other sectors relevant to its business, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in companies in media, entertainment, information technology and technology-related fields and in digital assets. During fiscal 2022, the Company committed to invest up to $21.5 million in such investments. The Company funded approximately $17.5 million of these commitments through fiscal 2026 and an additional $1.1 million during the first six months of fiscal 2027 and may be called upon to satisfy capital calls in respect of the remaining $2.9 million in such commitments at any time during a period generally ending ten years after the first capital call in respect of a given commitment. During the three-month period ended July 31, 2025, the Company recorded a non-cash impairment charge of $0.4 million related to one of its investments in a venture capital fund in which the Company has a limited partnership interest. The write-down was a result of a decline in the fair value of the investment primarily attributable to a deterioration in the financial condition and operating performance of certain of the underlying portfolio companies within the fund that was determined to be other than temporary. The Company will continue to regularly evaluate the carrying value of its investments. These investments are carried at cost, less any related impairments, adjusted for observable price changes, if any, as fair values are not readily determinable. Other than the additional investments made during the six months ended July 31, 2026, there were no impairment charges or observable price changes related to these investments.

During the six months ended July 31, 2026, the Company declared and paid two separate cash dividends of $0.35 per share and $0.40 per share aggregating to $16.6 million. During the six months ended July 31, 2025, the Company declared and paid two separate cash dividends each at $0.35 per share aggregating to $15.6 million. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On December 5, 2024, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. These repurchases may be made through open market purchases, repurchase plans, block trades or otherwise. During the six months ended July 31, 2026, the Company repurchased a total of 61,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.5 million, or an average of $25.26 per share. During the six months ended July 31, 2025, the Company repurchased a total of 100,000 shares of its common stock under the December 5, 2024 share repurchase program at a total cost of $1.6 million, or an average of $15.94 per share. At July 31, 2026, $44.6 million remains available for purchase under the Company's December 5, 2024 repurchase program.

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

As of July 31, 2026, the Company’s entire net forward contracts hedging portfolio consisted of 12.0 million Swiss Francs equivalent, 30.1 million U.S. dollars equivalent, 25.3 million Euros equivalent (including 3.0 million designated as cash flow hedges) and 4.6 million British Pounds equivalent with various expiry dates ranging through December 3, 2026, compared to a portfolio of 30.0 million Swiss Francs equivalent, 28.9 million U.S. dollars equivalent, 36.0 million Euros equivalent (including 14.0 million Euros designated as cash flow hedges) and 2.7 million British Pounds equivalent with various expiry dates ranging through January 15, 2026, as of July 31, 2025. If the Company were to settle its Swiss Franc forward contracts at July 31, 2026, the result would be a $0.1 million loss. If the Company were to settle its Euro forward contracts at July 31, 2026, the result would be a $0.1 million gain. As of July 31, 2026, the Company’s British Pound, Chinese Yuan and US Dollar forward contracts had no gain or loss.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2026 and 2025; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at July 31, 2026 and 2025 was zero for both periods. During the six months ended July 31, 2026, the Company had no weighted average borrowings. The Company does not hedge these interest rate risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of July 31, 2026, there have been no material changes to any of the risk factors previously reported in the Company’s 2026 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2024, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock through December 5, 2027, depending on market conditions, share price and other factors. Under the share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended July 31, 2026, the Company did not repurchase any shares of its common stock.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 26,815 shares were repurchased during the three months ended July 31, 2026 as a result of the surrender of shares of common stock in connection with the vesting of restricted stock awards or stock options.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2026 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2026 – May 31, 2026	—	$—	—	$44,558,756
June 1, 2026 – June 30, 2026	19,103	38.69	—	44,558,756
July 1, 2026 – July 31, 2026	7,712	37.81	—	44,558,756
Total	26,815	$38.44	—	$44,558,756

Item 5. Other Information

During the quarterly period ended July 31, 2026, none of the Company's directors or officers informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1

Letter agreement among Movado Group, Inc., Swissam Products Limited, MGI Luxury Group Sárl and Calvin Klein, Inc. dated March 30, 2026 (incorporated by reference to Exhibit 10-1 to the Registrant's Current Report on Form 8-K filed on April 1, 2026).

10.2

Amendment No. 7 to Credit Agreement, dated July 16, 2026, by and among the Borrowers, the Guarantor, the lenders party thereto and the Agent (incorporated by reference to Exhibit 10-1 to the Registrant's Current Report on Form 8-K filed on July 16, 2026).

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

*** Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.

Dated: August 26, 2026	By:	/s/ Linda Feeney
Linda Feeney Senior Vice President, Principal Accounting Officer (duly authorized signatory and principal accounting officer)